Form 10-K
period 1996-05-31
SPEEDFAM INTERNATIONAL INC
filed 1996-08-15
CIK 949301

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MAY 31, 1996
                        COMMISSION FILE NUMBER 0-26784

                         SPEEDFAM INTERNATIONAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               ILLINOIS                              36-2421613
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

           7406 WEST DETROIT                            85226
           CHANDLER, ARIZONA                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                 REGISTRANT'S TELEPHONE NUMBER: (602) 961-2175

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, NO PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   [X]    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant: $69,177,956 as of August 9, 1996.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock: 10,570,077 as of August 9, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Part III, Proxy Statement relating to 1996 Annual Meeting of Shareholders (except for the Report of the Compensation Committee of the Board of Directors and the Performance Graph).

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM
 NO.                                CAPTION                                PAGE
 ----                               -------                                ----

                                     PART I

  1.  Business...........................................................
  2.  Properties.........................................................
  3.  Legal Proceedings..................................................
  4.  Submission of Matters to a Vote of Security Holders................

                                    PART II

  5.  Market for Common Equity and Related Shareholder Matters...........
  6.  Selected Financial Data............................................
          Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations..............................................
  8.  Financial Statements and Supplementary Data........................
          Changes in and Disagreements with Accountants on Accounting and
  9.  Financial Disclosure...............................................

                                    PART III

 10.  Directors and Executive Officers of the Company....................
 11.  Executive Compensation.............................................
 12.  Security Ownership of Certain Beneficial Owners and Management.....
 13.  Certain Relationships and Related Transactions.....................

                                    PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...
      Signatures.........................................................
      List of Exhibits...................................................

                                    PART I

ITEM 1. BUSINESS.

  SpeedFam International, Inc. (the "Company") was incorporated in Illinois in 1959 as SpeedLap Corporation. SpeedFam International, Inc. is a holding company operating through three wholly owned subsidiaries, and also owns interests in two joint ventures. The Company operates through SpeedFam Corporation in the U.S. ("SpeedFam U.S.") and SpeedFam Limited ("SpeedFam U.K.") and SpeedFam GmbH ("SpeedFam Germany") in Europe. SpeedFam International, Inc. owns 50% of each of two joint ventures, SpeedFam Co., Ltd. (the "Far East Joint Venture") and Fujimi Corporation (the "Fujimi Joint Venture"). The Far East Joint Venture primarily produces and sells products in the Far East similar to those produced by the Company, and the Fujimi Joint Venture sells slurries and pads in North America.

  Unless the context otherwise requires, the "Company" and "SpeedFam" refer only to SpeedFam International, Inc., an Illinois corporation, and its wholly owned subsidiaries. The Company's principal executive offices are located at 7406 West Detroit, Chandler, Arizona 85226 and its telephone number is (602) 961-2175.

  The Company designs, develops, manufactures, markets and services high throughput precision surface processing systems used in the fabrication of thin film memory disk media, semiconductor wafers, general industrial components and, more recently, semiconductor devices through chemical mechanical polishing, or "CMP." In addition, the Company markets and distributes slurries and parts and expendables used in its customers' manufacturing processes. The Company's processing systems include polishing, grinding, lapping and pre-deposition cleaning equipment.

 Joint Ventures

  Since 1971, the Company has owned a 50% interest in the Far East Joint Venture. The remaining 50% is owned by Obara Corporation, a privately-owned Japanese company that supplies products to the automotive industry. Generally, the Far East Joint Venture designs, produces and markets in the Far East equipment similar to that produced by the Company in the U.S. Prior to 1971, the Company marketed its products in Japan through Japanese trading companies; however, the Company believed that the most effective method to further penetrate the Japanese market was with a Japanese partner. See "--Joint Venture Arrangements--Far East Joint Venture." In 1984, the Company established the Fujimi Joint Venture with Fujimi Incorporated, a Japanese manufacturer of slurries. The Fujimi Joint Venture sells slurries manufactured by Fujimi Incorporated, primarily to silicon wafer manufacturers and general industrial manufacturers in North America. See "--Manufacturing and Suppliers" and "--Joint Venture Arrangements--Fujimi Joint Venture."

 Products

  SpeedFam's products include polishing, grinding and lapping equipment; pre-deposition cleaning machines; other high precision surface processing systems; and certain other products used in its customers' manufacturing process, including slurries. During fiscal year 1995 and 1996, 54.5% and 78.5%, respectively, of the Company's total revenue (including commissions) was attributable to the sale of capital equipment, parts and expendables and 45.5% and 21.5%, respectively, of the Company's total revenue was attributable to the sale of slurries.

  Applications. SpeedFam offers equipment that performs specialized surface processing, such as polishing, lapping, free abrasive machining and grinding. The Company's polishing systems generally employ a flat rotating table, covered with a polishing pad, one or more carriers to hold the parts being processed and slurry. Processes similar to polishing include lapping (a process where no polishing pad is used and the workpiece is pressed into the slurry, directly onto a cast-iron lapping wheel) and free abrasive machining (a process similar to lapping except that instead of using a cast iron wheel, a high alloy hardened steel wheel is used). Lapping and free abrasive machining result in higher removal rates than polishing but produce more coarse surface finishes. Flat grinding is similar to lapping except that the abrasive particles are contained within a fixed medium (grinding stones), rather than a liquid. Grinding results in higher removal rates than lapping but produces a coarser surface finish. Rotational speed, process type, pressure and the nature of the chemicals and abrasives used are the primary variables considered in the determination of the best process for a specific application. Polishing and other surface treatment processes are typically followed by a cleaning process. Thin film memory disk cleaning systems offered by SpeedFam incorporate ultrasonics, PVA (polyvinyl alcohol) brush scrubbing, rinsing and drying in a Class 1 cleanroom-compatible system.

 Equipment

  Thin Film Memory Disk Media. The Company sells polishing machines, pre-deposition cleaning machines and grinding machines for producing aluminum, nickel-plated and glass substrates for the thin film memory disk media market.

  The Company's DSM line of machines is used in the manufacture of thin film memory disk media for grinding the aluminum substrate as well as polishing after deposition of the nickel plating. The DSM line of machines simultaneously processes both sides of a disk substrate and is available in various sizes.

  The MD line of cleaning systems is used to clean the substrate at various stages of the manufacturing process, including the critical cleaning immediately prior to the deposition of the magnetic layers. Cleaning systems distributed by the Company are produced by the Far East Joint Venture.

  Semiconductor Wafers. The Company supplies chemical mechanical polishing, double-sided lapping and, more recently, edge polishing systems to the semiconductor substrates market.

  The Company's DSM line of double-sided lapping systems is available in various sizes and is used to create the initial flatness and thickness of the silicon wafer after it is sliced from an ingot. The lapping process also removes saw marks remaining after slicing and provides a surface finish suitable for subsequent polishing processes.

  The Company began distributing the EP line of edge polishing systems during fiscal 1995. Edge polishing is an emerging technology that is beginning to be incorporated into high volume silicon wafer manufacturing. This technology was introduced for the purpose of making the wafer's edge easier to clean, thereby increasing semiconductor device manufacturing yields. The Far East Joint Venture produces the EP line that is marketed and distributed by the Company.

  The SP line utilizes a chemical mechanical polishing process to remove the shallow damage layer remaining from previous process steps and to attain the specified flatness and surface finish. A 50-inch model is manufactured by the Company in the U.S. and a 59-inch model is manufactured by the Far East Joint Venture.

  Semiconductor Chemical Mechanical Polishing (CMP). The Company's CMP-V is a five head, two polishing table CMP system. The Company's CMP process is currently characterized for oxide and metal (tungsten) applications. The system incorporates full cassette-to-cassette automation. Robotics remove the wafers from the cassette and place them into the buffer tray. The wafers are then staged for batch pickup by the polishing heads. Once secured by the polishing heads, the wafers are moved onto the primary polishing pad and the process is initiated. The polishing table, covered with a flat polishing pad, rotates at a variable speed throughout the polishing cycle. Upon completion of the initial polish, the wafers are transported either to a rinsing station or to a second polishing table for an additional polishing or buffing step. The wafers are then rinsed and placed into the output buffer tray, scrubbed on both sides with a wet PVA sponge and placed wet into the output cassettes. The system is self-enclosed, and has its own air filtration and air flow management system. The CMP-V offers compatibility with all commonly used slurry chemistries.

  General Industrial. The Company offers a broad line of lapping, grinding and polishing systems for the general industrial market. The line includes approximately 35 models of single-side processing machines, double-side processing machines, in-line grinding systems, optics polishing machines and optics curve generating machines. The product offering is available in a wide range of sizes from a 12 inch plate diameter up to a 150 inch plate diameter. Each system typically consists of a specialized machining plate, a rotating spindle, a means to fix and apply pressure to the workpieces, an abrasive distribution system and a control system.

 Parts and Expendables

  The Company markets a broad line of parts and expendables. These products include general spare parts, bearings, grinding stones, lapping plates, workpiece carriers, seals, retaining rings, workholders and polishing pads. These products are typically obtained from outside vendors and are generally manufactured to the Company's specifications. The Company's parts and expendables management system provides customer service representatives with detailed product specifications and availability information. The Company maintains spare parts inventories at three U.S. locations and two European locations. The Company believes that its ability to quickly supply parts and expendables is an important factor in its ability to provide customers with a total solution.

 Slurries

  The Company offers a broad line of slurry and slurry components (including vehicles and abrasives) used in surface treatment processes as part of a total process solution. Polishing slurry consists of abrasive particles contained in a liquid vehicle that may contain a suspension agent and may be chemically active. The slurries marketed by the Company are used by manufacturers of thin film memory disk media, semiconductor wafers and other products as part of their polishing processes. Substantially all of the slurries sold by the Company are manufactured by Fujimi Incorporated.

  The Company has entered into a joint venture (the "Fujimi Joint Venture") with Fujimi Incorporated to sell certain products in North and South American markets, including slurry and slurry components. The Company distributes thin film memory disk polishing slurry and related products supplied by Fujimi Incorporated, while the Fujimi Joint Venture distributes other products supplied by Fujimi Incorporated. To date, no material sales of products have been made to South American markets by the Fujimi Joint Venture. See "--Joint Venture Arrangements--Fujimi Joint Venture."

  The slurry for thin film memory disk media polishing applications is available in different varieties to address the varying needs of each specific process. Some formulations allow higher stock removal rates and others emphasize surface finish results. There are also a variety of slurry formulations available for silicon wafer processing. Slurry is an essential process component in chemical mechanical polishing. The chemical action of this process is implemented by designing the slurry to be chemically active with the surface to be polished, typically by adjusting the pH of the slurry vehicle. The mechanical portion of the process is accomplished by abrasive particles in the slurry.

  The Company believes that meeting the evolving slurry requirements of each customer is vital to providing a total process solution. The Company intends to continue to maintain an emphasis on slurry distribution and to work closely with Fujimi Incorporated in developing, designing and formulating customized slurries that address specific customer needs.

 Customers

  The Company sells its products to leading manufacturers of thin film memory disks, semiconductor wafers, semiconductor devices and general industrial applications. Certain of the Company's top customers in fiscal

1994, 1995 and 1996 in the thin film memory disk media, semiconductor wafer, general industrial application, semiconductor CMP and slurries markets are listed below.

                                    SEMICONDUCTOR                              GENERAL
       THIN FILM                        WAFER                                 INDUSTRIAL
   MEMORY DISK MEDIA               ----------------                          APPLICATIONS
   -----------------                                                        --------------
        Akashic                          MEMC                               Coors Ceramics
          HMT                           Siltec                              Hayward Quartz
          IBM                       Sumitomo Sitix                             Motorola
         Komag                     Wacker Siltronic                           Pilkington
        Seagate
       StorMedia

               SEMICONDUCTOR CMP*                                     SLURRIES
               ------------------                                     --------
                       AMD                                            Akashic
                Digital Equipment                                       HMT
                 Hewlett-Packard                                        IBM
                  Mosel Vitelic                                        Komag
                    Motorola                                          Seagate
                    Rockwell
                     Siemens

- --------
* Through May 31, 1996, the Company had shipped an aggregate of 28 CMP-V systems to the seven customers listed.

  One customer, Komag, accounted for 20.8%, 20.6% and 17.8% of the Company's total revenue in fiscal years 1994, 1995 and 1996, respectively. In addition, during fiscal 1994 and 1995, Akashic accounted for 10.1% and 10.9% of the Company's total revenue, respectively, and, in fiscal 1994, Seagate accounted for 11.3% of the Company's total revenue. The Company's ten largest customers accounted for 69.3%, 66.9% and 64.4% of the Company's total revenue in fiscal years 1994, 1995 and 1996, respectively.

 Sales and Marketing

  The Company markets and sells its products in North America through a combination of direct sales personnel and distributors. The Company sells directly to the thin film memory disk media and semiconductor industries and uses a network of 19 regional distributors for its general industrial product lines. In its European operations, the Company uses direct sales personnel and a small number of distributors.

  The Company's sales strategy emphasizes direct interaction with customers, particularly in the memory disk and semiconductor industries, where ongoing customer support and service are critical. The Company's direct sales force is divided into focused units for each of the thin film memory disk media, semiconductor wafer and semiconductor device industries.

  At May 31, 1996, the U.S. direct sales organization had a total of 28 sales personnel. The Company has sales offices in Chandler, Arizona and Elk Grove Village, Illinois. The Company also had an aggregate of seven direct sales personnel in the SpeedFam U.K. and SpeedFam Germany offices. To enhance its sales capabilities, the Company maintains process development and demonstration laboratories in its locations in the U.S. and Europe. Sales and marketing activities in the Far East are conducted by the Far East Joint Venture. See "--Joint Venture Arrangements--Far East Joint Venture."

  The Company's marketing strategy includes involvement with SEMATECH, Inc., a consortium of major semiconductor manufacturers and equipment suppliers, attendance at Semicon, Diskcon, IMTS and other trade shows and the sponsorship of technical conferences, which include the presentation of technical papers written by customers, university scientists and the Company's own senior technologists. The Company believes these initiatives serve to promote acceptance of the Company's products and process technologies in the thin film memory disk, semiconductor and other industries.

 Customer Service and Support

  The Company believes that providing highly responsive service is an essential factor in providing a total solution to its customers. In order to provide customers with experienced service and support personnel, the Company has structured its service operations into distinct service units responsible for each of the thin film memory disk media, semiconductor wafer, semiconductor device and general industrial products industries. Elements of the Company's customer service and support program include system installation and process certification, process support, machine repair, providing spare parts inventories, internal training programs, external customer training, documentation and formation of customer user groups. At May 31, 1996, the Company had 83 service employees in the U.S. and Europe. For large users of the Company's systems, the Company often creates a customized service arrangement designed to meet the specific requirements of the customer.

  The Company generally provides a one year warranty on all equipment it sells. Field service personnel provide warranty service, post-warranty service, and equipment installations. Field service engineers are located in various locations throughout the U.S., including dedicated site-specific engineers in place at certain customer locations pursuant to contractual arrangements. The Company also provides service and maintenance training as well as process application training for its customers' personnel. The Company maintains an extensive inventory of spare parts at its primary locations and at its satellite service sites. This provides the Company the ability to provide same day or overnight delivery for many parts.

 Backlog

  Backlog of orders for capital equipment, parts, expendables and slurries increased to approximately $52.1 million at July 31, 1996, from approximately $13.3 million at July 31, 1995, as a result of an increase in overall demand for the Company's products. Approximately $40.6 million, or 77.8% of the total backlog at July 31, 1996, is comprised of orders for capital equipment. The Company's backlog does not include orders for capital equipment or other products manufactured by the Far East Joint Venture and distributed by the Company in the U.S. and Europe for which the Company receives commissions. The time between the placing of orders and shipment of parts, expendables and slurries is significantly less than for capital equipment and as a result, the Company's backlog consists primarily of orders for capital equipment. The Company includes in its backlog only those customer orders for which it has accepted signed purchase orders with assigned delivery dates within 12 months. Orders generally carry a stipulation that customers may incur a penalty in the event of cancellation. However, there can be no assurance that orders will not be cancelled by customers or that the Company will obtain a meaningful penalty payment. As a result of systems and equipment ordered and shipped in the same quarter, possible changes in delivery schedules, occasional cancellation of orders and delays in product shipments, the Company's backlog at any particular date may not be indicative of actual sales for any succeeding period.

 Research, Development and Engineering

  The markets in which the Company competes are characterized by evolving industry standards and frequent improvements in products and service. To compete effectively in its markets, the Company must continually improve its products and its process technologies and develop new technologies and products that compete effectively on the basis of price and performance and that adequately address current and future customer requirements. The Company's research, development and engineering expenditures during fiscal 1994, 1995 and 1996, were approximately $2.3 million, $2.7 million and $11.5 million, respectively.

  At May 31, 1996, the Company had an engineering staff of 41 employees and a research and development staff of 36 employees. Because of the complex and highly specialized design, testing and manufacturing requirements of the Company, these employees must be experienced in a wide range of engineering disciplines. The Company's philosophy is to maintain strong technical expertise in each of its core competencies and to utilize consulting engineers for non-critical portions of product development projects. The Company believes that this approach provides flexibility and allows the Company to shorten time to market for new products.

  Product Development. Typically, the Company cultivates a "user-group" of current and potential customers to act as technical advisors during the conceptualization of a new product. The Company's CMP-V system was developed in a similar manner and its development was assisted through technical collaboration with and sponsorship by SEMATECH, Inc. and several SEMATECH, Inc. member companies that are leaders in the use of CMP technology. From time to time, the Company also engages in formal, funded joint development projects with customers from the semiconductor and thin film memory disk industries as a means to enhance its product development efforts. The Company is currently involved in several development efforts aimed at enhancing the CMP-V system. The Company is also currently developing a post-CMP cleaning system, which is presently expected to be introduced during fiscal 1997. The Company is also developing new products and new product enhancements for the semiconductor, thin film memory disk and silicon wafer markets.

  Process Development. In addition to product development, the Company continually seeks to enhance existing processes. The Company maintains process development laboratories in both the U.S. and Europe that are staffed with process engineers. The Company's process engineers frequently work directly with customers' engineers, often working within the customers' facilities.

 Manufacturing and Suppliers

  The Company assembles its equipment and systems from components and fabricated parts manufactured and supplied by others, including stainless steel plates and gears, frames and weldments, power supplies, process controllers, robots and polishing heads. Certain of the items manufactured by others are made to the Company's specifications. All final assembly and system tests are performed within the Company's manufacturing/assembly facilities. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. Substantially all of the Company's non-CMP manufacturing is located in its Des Plaines, Illinois facility. The Company's CMP-V development and manufacturing are located at the Company's headquarters in Chandler, Arizona.

  Certain of the components and sub-assemblies included in the Company's products are obtained from a single supplier or limited group of suppliers. The disruption or termination of these sources could have a material adverse effect on the Company's operations. The Company is dependent upon Fujimi Incorporated, a Japanese company, as the sole supplier of substantially all of the slurries sold by the Company, consisting primarily of thin film memory disk polishing slurry. Approximately 47.1%, 43.4% and 19.7% of the Company's total revenue in fiscal 1994, 1995 and 1996, respectively, was derived from the sale of slurries supplied by Fujimi Incorporated. Accordingly, any disruption in the supply provided by Fujimi Incorporated or in the overall relationship between the Company and Fujimi Incorporated would have a material adverse effect upon the Company. The Company has the exclusive right to distribute Fujimi Incorporated thin film memory disk polishing slurry in North America until October 1, 1999. See "--Joint Venture Arrangements--Fujimi Joint Venture."

 Competition

  The Company competes in several distinct markets. These markets include the thin film memory disk media equipment market, the semiconductor wafer equipment market, the CMP equipment market, the general industrial applications market, the slurries market and the related parts and expendables market. In all markets, the Company competes on the basis of technology, overall cost of ownership, product quality, price, availability, size of installed base, breadth of product line and customer service and support.

  The Company faces substantial competition from both established competitors and from potential new entrants, some of which have substantially greater financial, engineering, manufacturing and marketing resources than the Company. In each of the thin film memory disk and semiconductor wafer markets, there are currently three principal providers of equipment, including the Company, each of which holds a substantial position within the market. In the CMP market, the Company faces significant competition from current competitors and expects other competitors to enter this market in the future. IPEC currently has the largest installed base of CMP equipment. The Company believes that other companies are developing CMP machines and are planning to introduce new products to the CMP market, including Applied Materials, a large semiconductor capital equipment supplier with significant resources that could present substantial competition for the Company. Certain competitors, including IPEC and Applied Materials, have announced and may in the near future begin volume shipments of multi-head CMP systems. In addition, certain of the Company's competitors have longer-standing relationships than the Company with particular customers, including device manufacturers. These longer-standing relationships may make it more difficult for the Company to sell its CMP system to such device manufacturers.

  Competition in the general industrial products markets is fragmented; no one competitor currently holds a dominant position. The slurries market presents significant competitive pressure for the Company, particularly with regard to pricing, resulting in decreased margins for the Company in recent periods. In the thin film memory disk slurry market, the Company competes primarily with Praxair, a large chemical company that manufactures and sells its own products. In addition, the loss of the Company's distribution rights to slurry and other products supplied by Fujimi Incorporated would have a material adverse effect on the Company.

 Employees

  At May 31, 1996, the Company had 382 full time employees in the U.S. and Europe, including 122 in manufacturing, 48 in marketing and sales, 83 in field service, 41 in engineering, 36 in research and development and 52 in general administration. In addition, the Company had 40 temporary contract employees engaged principally in its assembly operations at its Chandler, Arizona and Des Plaines, Illinois facilities. The Company believes that the use of temporary employees allows the Company to respond more rapidly to fluctuations in assembly and product demand and enables the Company to better control the labor component of its manufacturing costs. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

 Intellectual Property

  Although the Company currently holds numerous United States patents and additional foreign patents in Japan and several Asian and European countries and has several United States patent applications and foreign patent applications pending, the Company believes that patents are of less significance in its industry than such factors as continued innovation, technical expertise and know-how of its personnel and other factors. The Company holds numerous United States and foreign patents and has a number of patent applications pending in the United States and in foreign countries. The Company owns nine U.S. trademark registrations and has one application for trademark registration pending. The Company also owns numerous foreign trademarks.

  There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. There can be no assurance that any of these rights held by the Company will not be challenged, invalidated or circumvented, or that such rights will provide competitive advantages to the Company.

  There are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any unresolved claims by third parties that the Company is infringing intellectual property rights of such third parties. There can be no assurance that infringement claims will not be asserted by third parties in the future. There also can be no assurance in the event of such claims of infringement that the Company will be able to obtain licenses on reasonable terms, if at all. The Company's involvement in any patent dispute or other intellectual property dispute or action could have a material adverse effect on the Company's business. Adverse determinations in any litigation relating to intellectual property could possibly subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling one or more of its products. Any of these events could have a material adverse effect on the Company.

  SpeedFam, FAM, Spitfire, Rogers & Clarke and the SpeedFam logo are registered trademarks of the Company.

JOINT VENTURE ARRANGEMENTS

 Far East Joint Venture

  SpeedFam Co., Ltd. (together with its subsidiaries and joint ventures, the "Far East Joint Venture"), is headquartered in Kanagawa Prefecture, Japan. Generally, the Far East Joint Venture designs, produces and markets in the Far East equipment similar to that produced by the Company in the U.S. The Far East Joint Venture conducts operations primarily in Japan but has subsidiaries and branches located in China, Hong Kong, India, Korea, Singapore, Taiwan and Thailand, and owns a majority interest in a Japanese subcontract manufacturing organization, Saku Seiki Co. Ltd. ("Saku Seiki"). The Far East Joint Venture operations in China, Hong Kong, Singapore, Korea and Thailand are primarily marketing, sales and service functions. The subsidiaries in India and Taiwan also include manufacturing facilities where certain of the equipment sold by the subsidiaries is produced. Through a joint venture with Met-Coil Systems Corporation (a U.S. company), the Far East Joint Venture manufactures and markets in the Far East sheet metal forming equipment developed by Met-Coil Systems Corporation.

  Background. During the late 1960's, the Company marketed its products in Japan through Japanese trading companies. At that time, the Company believed that a presence in the Japanese market would enhance its competitive position in the U.S. as well as provide additional sources of income and access to technology. For numerous business and cultural reasons, the Company believed it could most effectively penetrate the Japanese market with the aid of a Japanese partner. In 1970 the Company entered into a joint venture with a Japanese company, Obara Corporation ("Obara"), pursuant to which the Far East Joint Venture was formed. The Company and Obara each own a 50% interest in the Far East Joint Venture. Obara, a privately-owned company, principally supplies welding guns and related products to the automotive industry; its business is unrelated to that of the Company and the Far East Joint Venture.

  Terms of the Joint Venture Agreement. Pursuant to the terms of an agreement between the Company and Obara dated November 14, 1970 (the "Joint Venture Agreement"), the Far East Joint Venture will continue as long as SpeedFam Co., Ltd. is in corporate existence and both the Company and Obara are shareholders. Both parties to the Joint Venture Agreement have agreed to refrain from competing with the joint venture in Japan. The agreement may, however, be terminated upon 90-days notification by either party in the event of a substantial breach by the other party if such breach is not cured within the 90-day period. In the event that either the Company or Obara desires to sell its interest in the Far East Joint Venture, it must first offer its interest to the other party, which then has 60 days to purchase the interest at a price to be mutually agreed upon. If the interest is not purchased within the 60-day period, the party desiring to sell its interest may sell it to a third party free of the right of first offer provisions, provided that the price is not less than the price initially offered by the other party.

  Pursuant to the terms of a License and Technical Assistance Agreement between the Company and SpeedFam Co., Ltd. dated November 14, 1970 (the "Technology Agreement"), the Company licensed to the Far East Joint Venture certain trademarks and technology, and granted to the Far East Joint Venture the exclusive right to manufacture and sell in Japan, Korea, Taiwan, Hong Kong, China, India, the Philippines, Thailand, Vietnam, Malaysia, Singapore and Indonesia, and such other countries as the parties may agree to from time to time, products similar to those manufactured and distributed by the Company. In exchange for such rights, the

Far East Joint Venture agreed to pay to the Company a royalty of 4% of the total net sales of products sold by the Far East Joint Venture that incorporate the technology. The Company also agreed to provide technical assistance and to communicate to the Far East Joint Venture all developments and improvements related to the technology. In addition, the Far East Joint Venture agreed to communicate to the Company all developments and improvements known to the Far East Joint Venture relating to the technology, and the Company agreed to pay to the Far East Joint Venture a 2% royalty fee on machines sold by the Company that utilize certain of that technology. The Technology Agreement continued for an initial term of ten years and was renewable for subsequent ten year periods. By oral agreement in 1980, the Technology Agreement was extended and amended to reduce the percentage of royalties to be paid by the Far East Joint Venture. Notwithstanding the requirements of the Technology Agreement, although the Far East Joint Venture had transferred technology to the Company, the Company and the Far East Joint Venture agreed that no royalties would be paid by the Company. By oral agreement in 1990, the Technology Agreement was extended for a new ten-year period. By oral agreement in 1991, the Technology Agreement was amended to eliminate the payment of royalties by either party. On July 24, 1995, the foregoing oral agreements were confirmed in writing. Unless extended, the Technology Agreement will expire in November 2000.

  Since the inception of the Far East Joint Venture, the Company and the Far East Joint Venture have worked cooperatively on various research and development projects and each entity has communicated significant technology to the other. It is not anticipated that either the Company or the Far East Joint Venture will pay royalties to the other in connection with the transfer of technology in the foreseeable future, including with respect to the Company's CMP technology.

  Management. SpeedFam Co., Ltd. currently has eight directors serving on its Board of Directors, including Messrs. Farley and Kouzuma, the Chairman and President of the Company, respectively, as well as Hiroshi Obara, Suminori Suzuki, Ryosuke Tojo, Shinya Iida, Hatsuyuki Arai and Isao Nagahashi. Mr. Kouzuma is the Executive Vice President and General Manager of SpeedFam Co., Ltd. and is responsible for day to day operations and acts as the primary liaison between the Company and Obara. Mr. Obara is the President of the Far East Joint Venture. Mr. Suzuki, an employee of Obara, is the senior finance officer of the Far East Joint Venture. Mr. Tojo is director of sales for the silicon wafer market and also assists in the overall management of operations. Mr. Iida is the chief technical officer and is responsible for all research, development and engineering operations. Messrs. Arai and Nagahashi are the directors of CMP and thin film memory disk technology, respectively, and report to Mr. Iida. The Joint Venture Agreement provides limited direction with respect to the relationship between the joint venture partners and the operation and management of the Far East Joint Venture. To date, decisions with respect to the strategic direction of the Far East Joint Venture have been made by the Company and Obara from time to time on the basis of informal discussions and the relationships forged over time by the individuals. Business transactions between the Company and the Far East Joint Venture, including those relating to the absence of payment of royalties on transfers of certain technology, may not be consistent with business decisions and results that would exist between two independent entities dealing at arms-length.

  Financial Information. During the Company's 1994, 1995 and 1996 fiscal years, the Company's share of the net earnings of the Far East Joint Venture was $450,000, $1.1 million and $4.8 million, respectively, representing 19.1%, 66.9% and 40.3%, respectively, of the Company's net earnings. The Far East Joint Venture has not paid significant dividends in the past and is expected to retain substantially all of its earnings in the foreseeable future to support the growth of its business. As a result, the Company's share of the net earnings of the Far East Joint Venture has not in the past resulted and is not expected in the future to result in a like effect on the cash flows of the Company. During fiscal 1994, 1995 and 1996, 4.0%, 4.5% and 5.2% respectively, of the Company's total revenue was attributable to commissions earned on products produced by the Far East Joint Venture and which were sold by the Company. At May 31, 1996, the Company's equity interest in the Far East Joint Venture was $18.5 million, representing 17.2% of the Company's total assets and 30.9% of shareholders' equity. Set forth below is certain selected financial information with respect to the Far East Joint Venture which has been derived from consolidated financial statements which have been audited by KPMG Peat Marwick LLP.

Such information should be read in conjunction with the consolidated financial statements and notes thereto of the Far East Joint Venture appearing elsewhere herein.

                                                    YEAR ENDED APRIL 30,
                                                  -------------------------
                                                   1994     1995     1996
                                                  ------- -------- --------
                                                         (in thousands)
Consolidated Statement of Earnings Data:
Net sales........................................ $87,217 $108,664 $161,169
Gross profit.....................................  23,812   31,576   54,257
Operating profit.................................   2,908    6,467   19,959
Net earnings(1)..................................   1,084    2,169    9,637
Consolidated Balance Sheet Data (at period end):
Working capital.................................. $18,377 $ 23,779 $ 23,526
Total assets.....................................  86,869  110,813  126,551
Long-term debt, less current portion.............  12,387   12,528    9,106
Stockholders' equity.............................  26,641   34,215   37,091

- --------
(1) Approximately one-half of such amount is recognized by the Company on the equity method as "equity in net earnings (loss) of affiliates."

  Products and Customers. Generally, the Far East Joint Venture designs, produces and markets in the Far East equipment similar to that produced by the Company in the U.S. The Far East Joint Venture's product mix is significantly different than the Company's primarily because, as a percentage of sales, the Far East Joint Venture sells substantially less slurry and slurry components than the Company (Fujimi Incorporated sells slurries directly in the Far East) and because of differences in the composition of the U.S. and Far East markets. The Far East Joint Venture also designs, produces and markets edge and flat polishing machines for the semiconductor wafer market and pre-deposition cleaning machines for the thin film memory disk market and, more recently, the flat panel display market. The Company distributes these machines in the U.S. and Europe. The Far East Joint Venture also markets parts and expendables and, to a much lesser degree than the Company, slurries (primarily to thin film memory disk and silicon wafer manufacturers).

  The Far East Joint Venture has developed and is currently manufacturing and marketing a two head CMP system. The rate of adoption of the CMP process in the fabrication of memory devices, which are predominately the type of semiconductor devices manufactured in the Far East, has been historically lower than that for advanced logic devices, which are widely manufactured in the U.S. Accordingly, the marketing of the CMP system manufactured by the Far East Joint Venture is substantially dependent on the rate of adoption of the CMP process by the memory device manufacturing industry in the Far East market.

  The Far East Joint Venture's products are sold to semiconductor wafer (primarily silicon), thin film memory disk and general industrial (primarily quartz, ceramic and LCD glass) manufacturers. Major end user customers of the Far East Joint Venture include: NSC Electron Corporation (silicon wafer manufacturer), Nippon Light Metal Co. Ltd. (aluminum thin film memory disk substrate manufacturer), Siltron Inc. (silicon wafer manufacturer), Toshiba Ceramics Co., Ltd. (silicon wafer manufacturer) and Kobe Precision Technology (thin film memory disk manufacturer). During the Far East Joint Venture's fiscal years 1994, 1995 and 1996, sales to certain customers through Fujimi Incorporated, acting as a distributor, accounted for approximately 7%, 11% and 12% of net sales, respectively.

  Competition. The Far East Joint Venture competes in several distinct markets including the semiconductor substrate equipment market, the thin film memory disk equipment market and the general industrial equipment applications market (primarily quartz, ceramic and LCD glass) and the slurries market. The Far East Joint Venture competes on the basis of technology, overall cost of ownership, product quality, price, availability, size of installed base, breadth of product line and customer service and support. The Far East Joint Venture faces intense competition from established competitors, some of which have substantially greater financial, engineering, manufacturing and marketing resources. In the equipment markets served, the Far East Joint Venture generally competes with a relatively small number of competitors which, together with the Far East Joint
Venture, provide a substantial majority of the products sold into those markets. In the slurries market, Fujimi Incorporated is the provider of substantially all of the slurries sold by the Far East Joint Venture. Fujimi Incorporated also sells directly to end users and is a dominant supplier and distributor of slurries in the Far East region.

  Sales, Marketing and Service. The Far East Joint Venture markets and sells its products through a combination of Japanese trading companies and direct sales personnel. As is customary in Japan, the Far East Joint Venture sells a substantial portion of the products sold in Japan through trading companies, although the Far East Joint Venture sales personnel have primary responsibility for most aspects of the sale. The Far East Joint Venture maintains a field service organization consisting of 42 persons based in the major locations where the Far East Joint Venture maintains a presence, such as Japan, India Korea, Singapore Taiwan and Thailand.

  Research, Development and Manufacturing. The Far East Joint Venture maintains a research and development staff of 56 persons. Research and development efforts are focused on enhancing existing products as well as developing new products and generally cover a broader range of products and technologies than the Company's research and development efforts. The Company and the Far East Joint Venture have in the past collaborated on various projects and are expected to do so in the future.

  The Far East Joint Venture or manufacturing subcontractors retained by the Far East Joint Venture typically manufacture equipment and systems from components and fabricated parts manufactured and supplied by others. Certain of the items manufactured by others are made to the Company's specifications. A portion of the products sold by the Far East Joint Venture are manufactured by the Far East Joint Venture's majority owned subsidiary, Saku Seiki, and a substantial portion are manufactured by unaffiliated third party subcontractors for the Far East Joint Venture.

  Employees. At May 1, 1996, the Far East Joint Venture had 394 full-time employees, including 318 in Japan, 4 in Thailand, 12 in Korea, 32 in Taiwan, 17 in India, 8 in Singapore, 1 in Shanghai and 2 in Hong Kong. Of these employees, 70 are engaged in manufacturing, 66 in marketing and sales, 42 in field service, 53 in engineering, 56 in research and development, 47 in management and 60 in clerical and general administration.

  Certain Relationships. The Company acts as distributor in North America and Europe of certain machines produced by the Far East Joint Venture. During fiscal 1995 and 1996, commissions paid to the Company relating to such distribution amounted to approximately $2.8 million and $6.3 million, respectively. Further, the Company purchases certain components used in its machines from the Far East Joint Venture. During fiscal 1995 and 1996, purchases of components from the Far East Joint Venture totaled approximately $3.0 million and $5.6 million, respectively.

  Messrs. Farley and Kouzuma receive certain amounts from the Far East Joint Venture consisting of directors' fees and bonuses, as well as dividends on their individual holdings of stock in certain of SpeedFam Co., Ltd.'s subsidiaries. During the Far East Joint Venture's fiscal year ended April 30, 1995, Messrs. Farley and Kouzuma received an aggregate of approximately
(Yen)15.3 million ($156,600) and (Yen)32.9 million, ($336,800), respectively (based upon the yen/dollar exchange rate on dates of payment). During the Far East Joint Venture's fiscal year ended April 30, 1996, Mr. Kouzuma received an aggregate of approximately (Yen)39.2 million ($399,587) (based upon the yen/dollar exchange rate on dates of payment). Pursuant to Mr. Farley's employment agreement with the Company, all amounts payable to Mr. Farley from the Far East Joint Venture since the date of his employment agreement and through April 30, 1996, totaling approximately $85,000, were directed to the Company. Prior to entering into his employment agreement with the Company and for the fiscal year ended April 30, 1996, Mr. Farley received an aggregate of approximately $44,000 from the Far East Joint Venture (based upon the yen/dollar exchange rate on dates of payment).

  Both Messrs. Farley and Kouzuma serve as directors of SpeedFam Co., Ltd. In addition, both serve as directors of SpeedFam Clean Systems Co. Ltd., a majority owned subsidiary of SpeedFam Co., Ltd. Mr.

Kouzuma also serves as President of SpeedFam Clean Systems Co. Ltd. In addition, each of Messrs. Farley and Kouzuma own 5% of the outstanding capital stock of SpeedFam Clean Systems Co., Ltd. Messrs. Farley and Kouzuma also serve as directors of Met-Coil Limited, SpeedFam Co. Ltd.'s 50%-owned joint venture. Mr. Kouzuma owns 10.62% of the outstanding capital stock of Saku Seiki, a majority owned subsidiary of SpeedFam Co., Ltd., and serves as a director of Saku Seiki. Messrs. Farley and Kouzuma also serve as directors of several wholly owned subsidiaries of SpeedFam Co. Ltd., namely SpeedFam Korea Limited, SpeedFam Incorporated in Taiwan and SpeedFam India (Pvt.) Ltd.

 Fujimi Joint Venture

  Pursuant to a joint venture agreement dated September 7, 1984, the Company and Fujimi Incorporated formed Fuijimi Corporation, an Illinois corporation (the "Fujimi Joint Venture"). Each of Fuijimi Incorporated and the Company owns 50% of the Fujimi Joint Venture's common stock. Fujimi Incorporated, a publicly traded company in Japan, is a manufacturer of slurry, abrasives and compounds in Japan. The initial term of the joint venture agreement was for a period of five years, but the agreement continues in effect until such time as either party terminates upon written notice delivered to the other party upon one-year notice. The agreement may also be terminated upon 60-days notification by either party in the event of a breach by the other party if such breach is not cured within 60 days.

  The Fujimi Joint Venture was organized to sell Fujimi Incorporated products in North and South America. The Fujimi Joint Venture distributes abrasives, polishing pads, diamond wheels and other products to the semiconductor wafer and general industrial markets. Notwithstanding the written terms of the joint venture agreement, the Company, through SpeedFam U.S., has distributed a variety of products, primarily slurry, to manufacturers of thin film memory disks. The Company has the exclusive right to distribute Fujimi Incorporated memory disk polishing slurry in North America until October 1, 1999. Revenue from sales of products by the Fujimi Joint Venture were $12.3 million in fiscal 1994, $15.8 million in fiscal 1995 and $19.7 million in fiscal 1996. For a description of other business relationships between the Company and Fujimi Incorporated, see "Business--Manufacturing and Suppliers." The Fujimi Joint Venture imports the products it sells and purchases such products in non-U.S. dollar denominated transactions. This business is subject to both foreign exchange rate fluctuations and has recently experienced increased competition which drives down selling prices, the result of which is lower gross margins for the Fujimi Joint Venture.

  The Fujimi Joint Venture currently has six directors serving on its Board of Directors, including Mr. Farley, Chairman of the Company, Mr. Kouzuma, President of the Company, and Mr. Augur, President of SpeedFam U.S. The other three directors, Messrs. Isamu Koshiyama, Shoji Azuma and Sadao Nakamura are representatives of Fujimi Incorporated. Day to day management of the Fujimi Joint Venture is under the control of its president, Mr. Donald R. Hixson. The Fujimi Joint Venture employs four full-time sales personnel.

EXECUTIVE OFFICERS OF THE COMPANY

                                         HELD PRESENT   OTHER POSITIONS HELD
         NAME AND POSITION           AGE OFFICE SINCE  DURING PAST FIVE YEARS
         -----------------           --- ------------  ----------------------
James N. Farley.....................  67     1993     President
 Chairman of the Board and Chief Ex-
  ecutive Officer
Makoto Kouzuma......................  56     1993     Executive Vice President
 President and Chief Operating Offi-
  cer
Roger K. Marach.....................  50     1988
 Treasurer, Chief Financial Officer
  and Assistant Secretary
Christopher E. Augur................  36     1993     Executive Vice President
                                                      of SpeedFam Corporation
                                                      and General Manager of
                                                      SpeedFam Corporation
 President of SpeedFam Corporation
Robert R. Smith.....................  53     1974
 Managing Director of SpeedFam Lim-
  ited

ITEM 2. PROPERTIES.

  The Company currently owns or leases buildings containing a total of approximately 130,000 square feet of space in the U.S. and Europe, including approximately 79,000 square feet of factory/assembly area and approximately 51,000 square feet of corporate office space. The Company's U.S. operations (the SpeedFam International, Inc. headquarters and the SpeedFam U.S. subsidiary) account for approximately 119,000 square feet of the total, of which approximately 42,000 square feet is owned and the balance of approximately 77,000 square feet is leased. The Company maintains locations in the United States in Chandler, Arizona, Des Plaines, Illinois, Elk Grove Village, Illinois, Austin, Texas, Portland, Oregon and Fremont, California. SpeedFam U.K. is located in Hinckley, England and it maintains approximately 9,000 square feet of owned space. SpeedFam Germany leases approximately 2,000 square feet of office space in Inglefingin, Germany.

  The Company recently began construction of a corporate headquarters and manufacturing facility, consisting of approximately 135,000 square feet, on
13.5 acres of land purchased by the Company. Full occupancy of the building is anticipated in the fourth quarter of fiscal 1997. The Company believes that its facilities, after the completion of the new facility, will be adequate to meet its requirements for the foreseeable future and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not presently involved in any material legal proceedings.

  The Company's wholly owned subsidiary, FamTec AG, incorporated under the laws of Switzerland, engaged in the manufacture, sale and service of through-feed grinding systems for the general industrial market. As a result of declining sales, the Company decided to terminate Swiss operations and to seek protection under the bankruptcy laws of Switzerland. A voluntary petition for bankruptcy was filed with Swiss authorities in November, 1993. Subsequently, creditors' claims were adjudicated and all Swiss assets liquidated. On July 27, 1995, the Bankruptcy Administrator paid out the liquidation proceeds to creditors, and the bankruptcy matter was closed. Under the laws of Switzerland, members of the Board of Directors of an entity have potential personal liability for the debts of the bankrupt entity. Mr. Farley, Chairman and Chief Executive Officer of the Company, was a director of FamTec AG. Because no creditor filed within the ten-day period to reserve rights against the directors of FamTec AG, no personal liability is expected to result.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                                                    NUMBER OF
                                                                 STOCKHOLDERS OF
                                                                  RECORD AS OF
TITLE OF CLASS                                                    MAY 31, 1996
- --------------                                                   ---------------
Common Stock, no par value......................................        93
                                                                       ===

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SFAM." Public trading of the Common Stock commenced on October 10, 1995. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock as reported by Nasdaq for the periods indicated:

                                                                  HIGH     LOW
                                                                 ------- -------
Fiscal 1996
  Second Quarter (from October 10, 1995)........................ $18 1/4 $11 1/8
  Third Quarter.................................................  16 1/2   9 1/2
  Fourth Quarter................................................  22      12
Fiscal 1996
  First Quarter (through August 9, 1996)........................ $20 1/8 $12

  The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Payment of dividends in the future, if any, will be made at the discretion of the Board of Directors of the Company. Such decisions will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA.

                     SELECTED CONSOLIDATED FINANCIAL DATA

  The consolidated statement of earnings data for the years ended May 31, 1994, 1995 and 1996 and the consolidated balance sheet data as of May 31, 1995 and 1996 are derived from the Company's consolidated financial statements and notes thereto which have been audited by KPMG Peat Marwick LLP, independent public accountants and are included elsewhere herein. The consolidated statement of earnings data for the years ended May 31, 1992 and 1993 and the consolidated balance sheet data as of May 31, 1992, 1993 and 1994 are derived from the Company's consolidated financial statements which have been audited by KPMG Peat Marwick LLP but are not included herein. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements, appearing elsewhere herein.

                                           YEAR ENDED MAY 31,
                                ----------------------------------------
                                 1992    1993    1994    1995     1996
                                ------- ------- ------- ------- --------
                                     (in thousands, except per share data)
REVENUE:
Net sales...................... $36,178 $42,542 $49,247 $57,021 $113,880
Commissions....................   3,431     772   2,134   2,757    6,290
                                ------- ------- ------- ------- --------
Total revenue..................  39,609  43,314  51,381  59,778  120,170
Cost of sales..................  28,059  32,472  38,945  45,494   78,661
                                ------- ------- ------- ------- --------
  Gross margin.................  11,550  10,842  12,436  14,284   41,509

                                     YEAR ENDED MAY 31,
                          -------------------------------------------------
                           1992     1993       1994        1995      1996
                          -------  -------    -------     -------  --------
                             (in thousands, except per share data)
OPERATING EXPENSES:
Research, development
 and engineering........    1,032    1,778      2,267       2,740    11,496
Selling, general and
 administrative
 expenses...............   10,687    8,545      8,988       9,948    18,922
                          -------  -------    -------     -------  --------
Operating profit (loss).     (169)     519      1,181       1,596    11,091
Interest expense........     (878)    (824)      (697)       (959)     (691)
Other income, net.......      442      433(2)     974           6       483
                          -------  -------    -------     -------  --------
Earnings (loss) from
 consolidated companies
 before income taxes and
 cumulative effect of
 change in accounting
 principle..............     (605)     128      1,458         643    10,883
Income tax expense
(benefit)...............      171      573       (160)(3)     186     4,266
                          -------  -------    -------     -------  --------
Earnings (loss) from
 consolidated companies
 before cumulative
 effect of change in
 accounting principle...     (776)    (445)     1,618         457     6,617
Equity in net earnings
 (loss) of
 affiliates(1)..........    1,830      (45)       655       1,187     5,204
Cumulative effect of
 change in accounting
 principle for income
 taxes..................       --       --         78          --        --
                          -------  -------    -------     -------  --------
Net earnings (loss).....  $ 1,054  $  (490)   $ 2,351     $ 1,644  $ 11,821
                          =======  =======    =======     =======  ========
Net earnings (loss) per
share...................  $  0.14  $ (0.06)   $  0.31     $  0.20  $   1.16
                          =======  =======    =======     =======  ========
Weighted average common
 and common equivalent
 shares.................    7,632    7,615      7,619       8,146    10,159
                          =======  =======    =======     =======  ========
CONSOLIDATED BALANCE
SHEET DATA:
Working capital.........  $ 6,503  $ 5,944    $ 9,980     $11,072  $ 31,193
Total assets............   35,136   35,715     45,709      60,029   107,984
Long-term obligations,
 less current
 maturities.............    8,358    8,133      9,716      10,362     2,593
Shareholders' equity....   14,339   15,669     18,576      23,037    60,039

- --------
(1) Includes $1,584,000, ($285,000), $450,000, $1,100,000 and $4,759,000 for
    the 1992 through 1996 fiscal years, respectively, attributable to the Company's share of net earnings (loss) from the Far East Joint Venture, accounted for on the equity method. See "Business--Joint Venture Arrangements," the consolidated financial statements of the Far East Joint Venture included elsewhere herein. The remainder represents the Company's share of net earnings from the Fujimi Joint Venture.

(2) Reflects charges of $300,000 related to the bankruptcy of a subsidiary operating in Switzerland.

(3) Reflects income tax benefit of $740,000 related to the bankruptcy of a subsidiary operating in Switzerland.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Overview

  The Company designs, manufactures, markets and services high throughput precision surface processing systems used in the fabrication of thin film memory disk media, semiconductor wafers, general industrial components and, more recently, semiconductor devices through chemical mechanical polishing, or "CMP." In addition, the Company markets and distributes parts and expendables and slurries. The Company's total revenue consists of net sales in two business segments: (i) equipment, parts and expendables, and (ii) slurries, as well as commissions earned on the distribution in the U.S. and Europe of products of the Far East Joint Venture. Sales of the Company's products are recorded upon shipment or when the product is accepted by the customer, provided that no significant obligations remain outstanding and collection of the related receivable is deemed probable. The Company accrues estimated warranty and installation expenses for each equipment and system order at the time the order is shipped.

  Equipment, parts and expendables consist of capital equipment manufactured by the Company, spare parts for that equipment and expendable products, such as bearings, grinding stones, lapping plates, workpiece carriers, seals, retaining rings, workholders and polishing pads. During fiscal year 1994, 1995 and 1996, 49.4%, 52.3% and 77.3%, respectively, of the Company's net sales was attributable to the sale of capital equipment, parts and expendables. Historically, the gross margin for products in this segment has been significantly higher than that for slurries.

  Slurries consist of polishing slurry and slurry components (including vehicles and abrasives) used in surface processing. During fiscal year 1994, 1995 and 1996, 50.6%, 47.7% and 22.7%, respectively, of the Company's net sales was attributable to the sale of slurries. Substantially all of the slurries sold by the Company are manufactured by Fujimi Incorporated. Historically, the gross margin for slurries has been significantly lower than that for equipment, parts and expendables. In recent years, the Company has experienced severe competitive pressure in the sale of slurries and has been required to reduce prices. In addition, the Company has experienced increased slurry costs. The Company expects that these trends will continue.

  Commissions from affiliate ("commissions") consist primarily of revenue derived from the distribution by the Company in the U.S. and Europe of products of the Far East Joint Venture for which the Company acts as sales agent. Certain capital equipment marketed and distributed by the Company is produced solely by the Far East Joint Venture. The Company distributes such products throughout the U.S. and Europe and receives commissions thereon. Such amount reflects the difference between the imported equipment's cost to the Company and sales price to the customer. For fiscal 1994, 1995 and 1996, commissions accounted for 4.2%, 4.6% and 5.2%, respectively, of total revenue.

  International sales by the Company's wholly owned subsidiaries in Europe accounted for 17.3% of total revenue in fiscal 1995 and 10.1% of total revenue in fiscal 1996. Approximately 54% and 59% of the Company's total revenue in Europe in fiscal 1995 and 1996 were attributable to the sale of slurries. In fiscal 1994, as a result of the bankruptcy of FamTec AG, the Company wrote off its investment in FamTec AG, formerly a wholly owned subsidiary of the Company. The net liabilities of FamTec AG and the removal of the foreign currency translation adjustment from consolidated shareholders' equity resulted in a pretax gain of $303,000 and an income tax benefit of $740,000 in fiscal 1994. See "Legal Proceedings."

  The Company generally enters into foreign exchange contracts to hedge certain firm commitments denominated in foreign currencies, principally in Japanese yen. The terms of the contracts are rarely more than one year. Currency variations have had an immaterial effect on the Company's results of operations for the periods presented. Net assets of the Company's foreign subsidiaries and 50% of the net assets of the Far East Joint Venture were approximately $20.9 million at April 30, 1996 (the end of fiscal 1996 of such entities).

  The Company owns a 50% interest in both the Far East Joint Venture and the Fujimi Joint Venture. The Company's equity interests in the joint ventures are accounted for on the equity method. As a result, the Company's share of the net earnings of the Far East Joint Venture and the Fujimi Joint Venture appear in the

"Equity in net earnings of affiliates" caption on the Company's consolidated statements of earnings. Neither the Far East Joint Venture nor the Fujimi Joint Venture has paid significant dividends in the past and both are expected to retain substantially all earnings in the foreseeable future. The Company's share of the net earnings of the Far East Joint Venture has not in the past resulted and is not expected in the future to result in a like effect on the cash flows of the Company. At May 31, 1996, the Company's equity interest in the Far East Joint Venture was $18.5 million, representing 17.2% of the Company's total assets and 30.9% of shareholders' equity. The net earnings of the Company in the past have been substantially influenced by the results of operations of the Far East Joint Venture and can be expected to continue to be so influenced in the future. See "Business--Joint Venture Arrangements" and the consolidated financial statements of SpeedFam Co., Ltd. included elsewhere herein.

  The Company began development of its CMP product, the CMP-V, in 1990. The Company initiated volume shipments of the CMP-V in 1994. CMP-V sales accounted for 34.7% of net sales for fiscal 1996, as compared to 7.9% of net sales for fiscal 1995. The CMP-V generally has gross margins higher than those of the Company's other capital equipment products.

  Historically, a disproportionate share of the Company's revenue and operating profit has been attributable to the last two quarters of the Company's fiscal year, primarily the fourth quarter. In particular, the Company typically experiences a decline in revenues and operating profit from the fourth fiscal quarter to the first fiscal quarter of the succeeding year. The Company believes that this decline is primarily due to the seasonal buying patterns of its customers. Sales of slurries tend to be more consistent than equipment sales on a quarterly basis.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenue:

                                                            YEARS ENDED MAY
                                                                  31,
                                                           -------------------
                                                           1994   1995   1996
                                                           -----  -----  -----
REVENUE:
Net sales.................................................  95.8%  95.4%  94.8%
Commissions...............................................   4.2    4.6    5.2
                                                           -----  -----  -----
Total revenue............................................. 100.0  100.0  100.0
Cost of sales.............................................  75.8   76.1   65.5
                                                           -----  -----  -----
  Gross margin............................................  24.2   23.9   34.5
OPERATING EXPENSES:
Research, development and engineering.....................   4.4    4.6    9.6
Selling, general and administrative expenses..............  17.5   16.6   15.7
                                                           -----  -----  -----
Operating profit..........................................   2.3    2.7    9.2
Interest expense..........................................  (1.4)  (1.6)  (0.6)
Other income, net.........................................   1.9     --    0.4
                                                           -----  -----  -----
Earnings from consolidated companies before income taxes
 and cumulative effect of change in accounting principle..   2.8    1.1    9.0
Income tax expense (benefit)..............................  (0.3)   0.3    3.5
                                                           -----  -----  -----
Earnings from consolidated companies before cumulative
 effect of change in accounting principle.................   3.1    0.8    5.5
Equity in net earnings of affiliates......................   1.3    2.0    4.3
Cumulative effect of change in accounting principle for
 income tax...............................................   0.2     --     --
                                                           -----  -----  -----
Net earnings..............................................   4.6%   2.8%   9.8%
                                                           =====  =====  =====

FISCAL 1996 COMPARED WITH FISCAL 1995

  Net Sales. Net sales for the fiscal year ended May 31, 1996 were $113.9 million, up 99.7% over net sales of $57.0 million in fiscal 1995. This increase was primarily attributable to a $58.2 million increase in sales of equipment, parts and expendables to $88.1 million in fiscal 1996 from $29.8 million in fiscal 1995. CMP-V sales accounted for a significant portion of this sales growth. In addition, net sales increased due to industry growth in the thin film memory disk media and semiconductor wafer markets. As a result, sales of related equipment, parts and expendables also increased in fiscal 1996 over fiscal 1995. Sales of slurries decreased to $25.8 million in fiscal 1996 from $27.2 million in fiscal 1995 primarily due to pricing pressure in an extremely competitive market. European sales increased slightly to $10.9 million in fiscal 1996 from $10.4 million in fiscal 1995 primarily due to increased sales of slurries to semiconductor manufacturers.

  Commissions from Affiliate. Commissions from affiliate increased to $6.3 million in the year ended May 31, 1996, compared to $2.8 million in the year ended May 31, 1995. The increase in fiscal 1996, as compared to fiscal 1995, was due primarily to the increasing demand of the silicon wafer industry to meet that industry's capacity requirements, and increased demand for certain technologies developed and manufactured by the Far East Joint Venture.

  Gross Margin. In fiscal 1996, gross margin was $41.5 million or 34.5% of total revenue compared to $14.3 million or 23.9% of total revenue in fiscal 1995. In addition to higher sales levels, gross margin has increased due to a considerable shift towards higher margin products in the equipment, parts and expendables segment, particularly the CMP-V planarization system.

  Research, Development and Engineering. In the year ended May 31, 1996, research, development and engineering expense increased to $11.5 million or 9.6% of total revenue compared to $2.7 million or 4.6% of total revenue in fiscal 1995. The Company has committed significant resources to the continued development of the CMP process and other related technologies. The Company believes that increased spending in research, development and engineering, including providing required technical support services for needs of customers, are all major factors to continued CMP sales growth.

  Selling, General and Administrative. In fiscal 1996, selling general and administrative expense increased 90.2% to $18.9 million from $9.9 million in fiscal 1995. In fiscal 1996, selling, general and administrative expense decreased as a percent of total revenue to 15.7% compared to 16.6% in fiscal 1995 due to the significantly higher level of sales between the same periods. However, higher levels of spending were required to support this sales growth including additional administrative and sales personnel, new service and sales locations, and distributor commissions to the Far East Joint Venture on export sales from the U.S. to the Far East region.

  Interest Expense. In the year ended May 31, 1996, interest expense decreased 27.9% to $691,000 from $959,000 in fiscal 1995. The decrease was due to the retirement of the outstanding balance of a revolving line of credit and the retirement of long-term debt payable to a former director. As a percentage of total revenue, interest expense decreased to 0.6% in 1996 from 1.6% in 1995.

  Other Income, Net. Other income increased to $483,000 in fiscal 1996 from $6,000 in fiscal 1995. In fiscal 1995, the Company incurred a $350,000 foreign exchange loss on several import equipment orders. The remaining increase is due primarily to additional interest income earned on the investment of proceeds received upon completion of the Company's initial public offering of Common Stock in October 1995.

  Provision for Income Taxes. The Company's effective tax rate in fiscal 1996 was 39%, compared to 29% in fiscal 1995. The Company's effective income tax rate in fiscal 1996 differs from the Federal statutory rate primarily as a result of state taxes, net of the U.S. federal benefit. The fiscal 1995 effective tax rate differs from the statutory rate primarily as a result of the tax benefit from the foreign sales corporation.

  Equity in Net Earnings of Affiliate. For the year ended May 31, 1996, equity in net earnings of affiliates increased to $5.2 million compared to $1.2 million in the year ended May 31, 1995. The increase is primarily attributed to a continued strong demand for products sold to the thin film memory and semiconductor wafer industries by the Far East Joint Venture. In addition, profits of the Far East Joint Venture have increased due to improvements in manufacturing, cost reduction programs and a lower effective tax rate.

FISCAL 1995 COMPARED WITH FISCAL 1994

  Net Sales. Net sales increased 15.8% to $57.0 million in fiscal 1995 from $49.2 million in fiscal 1994. The increase was primarily attributable to a $5.5 million increase in equipment, parts and expendables sales to $29.8 million in fiscal 1995 from $24.3 million in fiscal 1994. A significant portion of this increase was due to higher CMP-V sales. The increase also reflects strong equipment demand from the semiconductor wafer and thin film memory disk industries due to those industries' expansion of manufacturing capacity. Slurries sales increased $2.3 million in fiscal 1995 to $27.2 million from $24.9 million in fiscal 1994 primarily as a result of an increase in unit sales partially offset by a decrease in unit selling prices. European sales increased 20.9% to $10.4 million in fiscal 1995 from $8.6 million in fiscal 1994, primarily due to increased sales of slurries to semiconductor wafer manufacturers.

  Commissions. Commissions increased 29.2% to $2.8 million in fiscal 1995 from $2.1 million in fiscal 1994, due to increased shipments of systems produced by the Far East Joint Venture, primarily to U.S. manufacturers of semiconductor wafers.

  Gross Margin. Gross margin increased to $14.3 million in fiscal 1995 from $12.4 million in fiscal 1994 due to higher sales volume in both business segments. As a percentage of total revenue, gross margin decreased to 23.9% in fiscal 1995 from 24.2% in fiscal 1994. The decrease was primarily attributable to increased slurries unit costs and decreased unit sale prices. This decline was partially offset by increased equipment, parts and expendables sales as a percentage of total revenue, which traditionally have higher gross margins than slurries.

  Research, Development and Engineering. Research, development and engineering expenses increased 20.9% to $2.7 million in fiscal 1995 from $2.3 million in fiscal 1994. The majority of the expenses relate to the continued development of the CMP-V and CMP process technology. In addition, the Company invested in the development of proprietary slurries and the enhancement of existing machines for the thin film memory disk and precision optics markets. As a percentage of total revenue, research, development and engineering expenses increased to 4.6% in fiscal 1995 from 4.4% in fiscal 1994.

  Selling, General and Administrative. Selling, general and administrative expenses increased 10.7% to $9.9 million in fiscal 1995 from $9.0 million in fiscal 1994, primarily as a result of increased expenses related to the expansion of marketing, sales and customer support functions, the addition of new office and assembly facilities and the upgrading of management information systems, all of which were primarily related to the CMP-V. As a percentage of total revenue, selling, general and administrative expenses decreased to 16.6% in fiscal 1995 from 17.5% in fiscal 1994 as a result of a larger total revenue base.

  Interest Expense. Interest expense increased 37.6% to $959,000 in fiscal 1995 from $697,000 in fiscal 1994. This increase was the result of increased borrowings under a revolving line of credit and higher short-term interest rates. As a percentage of total revenue, interest expense increased to 1.6% in 1995 from 1.4% in 1994.

  Other Income, Net. Other income, net decreased 99.4% to $6,000 in fiscal 1995 from $974,000 in fiscal 1994. The most significant change resulted from a $350,000 foreign exchange loss incurred on several import equipment orders.

  Provision for Income Taxes. The Company's effective tax rate in fiscal 1995 was 29%, compared to (11%) in fiscal 1994. The Company's effective income tax rate in fiscal 1995 differs from the Federal statutory rate primarily as a result of the tax benefit from the foreign sales corporation. The fiscal 1994 effective tax rate differs from the Federal statutory rate primarily as a result of the tax benefit recognized upon the disposal of FamTec AG. The benefit arose from the write-off and resulting deduction of the Company's investment in FamTec AG for U.S. tax purposes.

  Equity in Net Earnings (Loss) of Affiliates. Equity in net earnings (loss) of affiliates increased 81.2% to $1.2 million in fiscal 1995 from $655,000 in fiscal 1994. The increase was primarily attributable to increased sales of equipment, parts and expendables to the Far East semiconductor industry by the Far East Joint Venture. Introduction of new and enhanced equipment and systems as well as improving conditions in the semiconductor equipment market in the Far East led to increases in sales and profits.

LIQUIDITY AND CAPITAL RESOURCES

  The Company completed its initial public offering of 2,927,500 shares of common stock during the second quarter of fiscal 1996. Proceeds to the Company as a result of the offering were $28.3 million, net of underwriters' discounts and commissions and offering expenses. Approximately $10.5 million was used to repay borrowings by the Company's U.S. subsidiary under a working capital revolving line of credit. In addition, approximately $879,000 was used to repay indebtedness incurred in 1990, including accrued interest, in connection with the repurchase of shares of common stock of a former director. The remaining funds are being used for working capital and other general corporate purposes.

  As of July 31, the Company has spent $3.6 million in land and construction costs for a new corporate headquarters and manufacturing facility in Chandler, Arizona. The Company presently estimates the total costs to be incurred for the project will be approximately $16.5 million.

  On April 15, 1996, the Company entered into a new unsecured $22.5 million credit facility which replaced the former secured bank line of credit for its U.S. operations. This increased from $10.2 million at May 31, 1995. As of May 31, 1996, $2.4 million was outstanding under the line of credit.

  For the year ended May 31, 1996, the Company used $2.1 million in cash from operating activities compared to $10,000 in the last fiscal year. This use of cash is primarily attributable to the buildup of inventories and accounts receivable associated with the significant growth in sales in fiscal 1996.

  The Company believes that anticipated funds provided by operations and borrowings available under its revolving line of credit agreement, will be sufficient to meet the Company's working capital requirements during at least the next 12 months. The Company is seeking to obtain long-term financing for its new facility in Chandler, Arizona through bank financing, a sale-leaseback transaction, or the sale of debt or equity securities.

  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. Management has reviewed the Statement and expects that its provisions will not have a material adverse effect upon the financial condition or results of operations of the Company.

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation Plans" was issued in October 1995. The Statement will be effective for the Company's fiscal year 1997. As allowed by the new Statement, the Company plans to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options. Certain pro forma and other information will be disclosed as if the Company had measured compensation costs in a manner consistent with the new Statement. Management has reviewed the Statement and expects that its provisions will not have a material adverse effect upon the financial condition or results of operations of the Company.

               CERTAIN FACTORS AFFECTING THE COMPANY'S BUSINESS

  Discussed below are certain factors which may affect the Company's business. This discussion is not exclusive of other factors that may also affect the Company's business and should be read in conjunction with the other information contained in this Annual Report including, without limitation, information provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

  The Company's quarterly operating results have historically and may in the future vary significantly due to a number of factors. Historically, a disproportionate share of the Company's revenue and operating profit has been attributable to the last two quarters of the Company's fiscal year, primarily the fourth quarter. In particular, the Company typically experiences a decline in revenues and operating profit from the fourth fiscal quarter to the first fiscal quarter of the succeeding year. The Company believes that this decline is primarily due to the seasonal buying patterns of its customers.

  Factors that may influence the Company's operating results in a given quarter include: (i) customer demand, such as economic conditions in the memory disk and semiconductor industries, market acceptance of products of both the Company and its customers, changes in product mix, and the timing, cancellation or delay of customer orders and shipments; (ii) competition, such as competitive pressures on prices of the Company's products and the introduction or announcement of new products by competitors; (iii) manufacturing and operations, such as fluctuations in availability and cost of raw materials and production capacity; (iv) fluctuations in foreign currency exchange rates; (v) new product development, such as increased research, development and engineering, as well as marketing, expenses associated with new product introductions, including the effect of transitioning to new or enhanced products, and the Company's ability to introduce new products and technologies on a timely basis; (vi) sales and marketing, such as concentrations of customers, and discounts that may be granted to certain customers; and (vii) the quarterly operating results of the Company's joint ventures, which the Company accounts for on the equity method; as well as other factors, such as levels of expenses relative to revenue levels, personnel changes and generally prevailing economic conditions.

  During a given quarter, a significant portion of the Company's revenue may be derived from the sale of a relatively small number of machines and systems. Accordingly, a small change in the number of machines and systems actually shipped may cause significant changes in operating results. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. In addition, because of the significantly different gross margins attributable to the Company's two segments, changes in product mix may cause fluctuations in operating results. Further, the lengthy sales cycle for certain of the Company's capital equipment may result in the Company incurring significant expenses prior to the receipt of customer orders. In addition, the introduction of new products has in the past contributed, and may continue to contribute, to fluctuations in quarterly operating results. These same factors also could materially and adversely affect annual results of operations. In addition, the need for continued investment in research and development, marketing and customer support limits the Company's ability to reduce expenses in response to downturns in the industries it serves.

MARKET ACCEPTANCE OF THE COMPANY'S CMP SYSTEM

  The Company believes that its future growth, if any, depends in large part upon its ability to gain customer acceptance of its CMP system and its technology. Market acceptance of the Company's CMP system depends upon numerous factors, including cost of ownership, throughput, process flexibility, performance and reliability and availability of customer support. The Company intends to periodically develop and introduce enhanced versions of its CMP system. Failure to continually enhance the Company's CMP system may impact its future market acceptance. There can be no assurance that the Company will be successful in obtaining broad market acceptance of its CMP system or any future enhanced version of the system. The failure of the Company to accomplish these objectives would have a material adverse effect on the Company. See "--Adoption of CMP Process" and "--Dependence on New Product Development; Rapid Technological Change."

CYCLICAL NATURE OF THE COMPANY'S BUSINESS

  The Company's business depends substantially on the capital expenditures of thin film memory disk media and semiconductor manufacturers, which, in turn, depend upon the current and anticipated market demand for memory disks and semiconductor devices. Sales of capital equipment to these manufacturers are expected to continue to represent a significant portion of the Company's total revenue. These industries are highly cyclical and have historically experienced periodic downturns characterized by oversupply and weak demand, which often have a material adverse effect on the acquisition of capital equipment and other products used in the manufacturing process, including products offered by the Company. These downturns generally have materially adversely affected the business and operating results of capital equipment suppliers, including the Company. The semiconductor and thin film memory disk industries are currently experiencing downturns which have led many semiconductor and memory disk manufacturers to delay or cancel capital expenditures. The Company's business and results of operations will be materially adversely affected by continued downturns in the semiconductor market and the thin film memory disk market.

  Sales of the Company's capital equipment depend, in large part, upon the decision of a prospective customer to increase manufacturing capacity or respond to advances in technology by upgrading or expanding existing manufacturing facilities or constructing new manufacturing facilities, all of which typically involve a significant capital commitment. Certain of the Company's capital equipment have lengthy sales cycles while the customer evaluates and receives approvals for the purchase of the Company's systems and completes the upgrading or expansion of existing facilities or the construction of new facilities. The Company may expend substantial funds and management effort during the sales cycle. The cyclicality and rapid technological change present in certain of the industries served by the Company may also cause prospective customers to postpone decisions regarding major capital expenditures, including purchases of the Company's equipment. Recently, certain of the Company's customers have delayed shipments due to a variety of factors, including the cyclicality of the industries in which the customers compete. In addition, the need for continued investment in research and development, marketing and customer support limits the Company's ability to reduce expenses in response to downturns in the industries it serves.

ADOPTION OF CMP PROCESS

  The CMP process is an emerging technology and there can be no assurance that the process will be utilized on a widespread basis in the manufacture of semiconductor devices. To date, CMP has been used primarily in the manufacture of advanced semiconductor logic devices. A small number of CMP process systems are currently being used in the manufacture of advanced semiconductor memory devices. There can be no assurance that the process will be widely adopted by semiconductor memory device manufacturers. Currently, the number of suppliers for polishing slurry and pads used in the CMP process is limited and an insufficient supply of those products could impact or impede the adoption of the CMP process. Further, alternative technologies may be developed that achieve the results required by semiconductor device manufacturers. There are a number of patents relating to the CMP process held by third parties. Accordingly, CMP equipment manufacturers, including the Company, and semiconductor manufacturers that use the CMP process, may be required to attempt to obtain licenses from the holders of one or more of such patents, which may impede the adoption or use of CMP technology by semiconductor manufacturers. If the CMP process is not adopted on a widespread basis, or if alternatives to the CMP process emerge, or current non-CMP planarization technologies are improved to serve the industry's requirements, the Company's prospects and results of operations would be materially adversely affected. See "--Market Acceptance of the Company's CMP System" and "--Dependence on New Product Development; Rapid Technological Change."

DEPENDENCE ON NEW PRODUCT DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE

  The Company believes that its future success will depend, in part, on its ability to enhance existing products and processes and develop and manufacture new products and processes. The markets in which the Company and its customers compete are characterized by evolving industry standards and frequent improvements in products and services. To compete effectively in such markets, the Company must continually improve its products and its process technologies and develop new technologies and products that compete effectively on the basis of price and performance. The Company expects to continue to make significant investments in research, development and engineering. There can be no assurance that the Company will be able to improve its existing products and its process technologies or develop new products and technologies. The Company intends to develop and introduce enhanced versions of its CMP system. In addition, the Company is currently developing a post-CMP cleaning system, which is presently expected to be introduced during fiscal 1997. There can be no assurance that the Company's development of new or enhanced products, such as the enhanced version of the CMP system or the post-CMP cleaning system, will be cost-effective or introduced in a timely manner or accepted in the marketplace. Failure by the Company to develop or introduce new products and product enhancements in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

  Due to the complexity of the Company's products, significant delays can occur between a system's introduction and the commencement of commercial shipments. The Company has from time to time experienced delays in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements, and may experience such delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle. If new products experience reliability or quality problems, the Company could encounter a number of problems, including reduced orders, higher manufacturing costs, delays in collection of accounts receivable and additional service and warranty expenses, all of which events could materially adversely affect the Company's business and results of operations. In addition, in the event the Company does not manage product transitions successfully, announcements or introductions, or the perception that such events are likely to occur, by either the Company or its competitors could adversely affect sales of existing Company products. See "--Market Acceptance of the Company's CMP System" and "Business--Research, Development and Engineering."

RELOCATION OF MANUFACTURING FACILITY

  To provide additional manufacturing capacity, the Company is constructing a manufacturing and office facility, consisting of approximately 135,000 square feet, in Chandler, Arizona. The new building, located on 13.5 acres recently purchased by the Company, will also include laboratory facilities and will serve as the Company's corporate headquarters. Occupancy is currently scheduled for the fourth quarter of fiscal 1997. As the Company transfers manufacturing capacity to its new facility, there is a possibility that normal operations of the Company may be interrupted. Although the Company has planned to continue manufacturing at its existing facility until its new facility is fully operational, there can be no assurances that the transfer of manufacturing and other operations to the new facility will not result in operational difficulties, such as delayed shipments or increased operating expenses, that could have a material adverse effect on the Company's results of operation. The transfer to the new facility will also result in higher operating costs and other fixed expenses related to the facility. There can be no assurances that the Company's future sales will increase sufficiently to compensate for these higher operating expenses. In addition, the Company's leases on its existing facilities in Chandler expire in August 1999 and April 2000. Pursuant to such leases, the Company is subject to certain provisions regarding termination of the leases. The Company may incur ongoing lease-related expenses, including penalty payments, until such time as it is released from the provisions.

INTERNATIONAL BUSINESS

  In fiscal 1994, 1995 and 1996, 16.7%, 17.3% and 21.7%, respectively, of the
Company's total revenue was attributable to sales outside the United States, primarily in Europe. In addition, under certain circumstances, products sold to U.S. customers are shipped to those customers' overseas facilities. The Company expects that international sales will continue to represent a significant portion of its total revenue. Sales to customers outside the United States are subject to numerous risks, including exposure to currency fluctuations, the imposition of government controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes typically associated with foreign sales, the greater difficulty of administering business overseas and general economic conditions. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. Moreover, slurries marketed and distributed by both the Company and the Fujimi Joint Venture are purchased from Fujimi Incorporated, a Japanese company. The Company also purchases in Japanese yen certain equipment from the Far East Joint Venture that the Company then sells in the U.S. and Europe. Fluctuations in exchange rates have in the past resulted, and may in the future result, in increases in the cost to the Company of such products. Also, because the value of the net assets of the Company's foreign subsidiaries and its equity interest in the Far East Joint Venture fluctuate based upon exchange rates and because the Company does not hedge the value of such net assets, fluctuations in exchange rates may have an adverse effect on the Company's shareholders' equity.

  Certain statements in "Management's Discussion and Analysis" and "Certain Factors Affecting the Company's Business" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

ANNUAL
Independent Auditors' Report..............................................   22
Consolidated Balance Sheets--at the end of fiscal years 1995 and 1996.....   23
Consolidated Statements of Earnings--for the fiscal years 1994, 1995 and
 1996.....................................................................   24
Consolidated Statements of Stockholders' Equity--for the fiscal years
 1994, 1995 and 1996......................................................   25
Consolidated Statements of Cash Flows--for the fiscal years 1994, 1995 and
 1996.....................................................................   26
Notes to Consolidated Financial Statements................................   27

SPEEDFAM CO., LTD. AND CONSOLIDATED SUBSIDIARIES

ANNUAL
Independent Auditors' Report..............................................   40
Consolidated Balance Sheets--at the end of fiscal years 1995 and 1996.....   41
Consolidated Statements of Earnings--for the fiscal years 1994, 1995 and
 1996.....................................................................   42
Consolidated Statements of Shareholders' Equity--for the fiscal years
 1994, 1995 and 1996......................................................   43
Consolidated Statements of Cash Flows--for the fiscal years 1994, 1995 and
 1996.....................................................................   44
Notes to Consolidated Financial Statements................................   45

The above consolidated financial statements of SpeedFam Co., Ltd. and consolidated subsidiaries are included herein pursuant to Rule 3-09 of Regulation S-X.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
SpeedFam International, Inc.:

  We have audited the accompanying consolidated balance sheets of SpeedFam International, Inc. and consolidated subsidiaries as of May 31, 1995 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1996. These consolidated financial statements are the responsibility of the management of SpeedFam International, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpeedFam International, Inc. and consolidated subsidiaries as of May 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1996 in conformity with generally accepted accounting principles.

  As discussed in notes 1 and 5 to the consolidated financial statements, the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," were adopted in fiscal year 1994.

                                          KPMG Peat Marwick LLP

July 3, 1996
Chicago, Illinois

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             MAY 31, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                           ASSETS                              1995      1996
                           ------                             -------  --------
Current assets:
  Cash and cash equivalents.................................. $ 1,095  $ 10,871
  Trade accounts and notes receivable, less allowance for
   doubtful accounts of $187 and $495 at May 31, 1995 and
   1996, respectively........................................  16,971    34,693
  Inventories................................................  17,995    27,931
  Deferred income taxes......................................     147     1,229
  Prepaid expenses and other current assets..................   1,067     1,241
                                                              -------  --------
    Total current assets.....................................  37,275    75,965
Investments in affiliates....................................  18,582    20,450
Property, plant and equipment, net...........................   3,061     9,969
Other assets.................................................   1,111     1,600
                                                              -------  --------
    Total assets............................................. $60,029  $107,984
                                                              =======  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Current portion of long-term debt.......................... $   908  $    727
  Accounts payable...........................................   7,138    14,704
  Customer deposits..........................................   5,662     4,814
  Due to affiliates..........................................   8,907    11,756
  Accrued expenses...........................................   3,083     8,005
  Income taxes payable.......................................     505     4,766
                                                              -------  --------
    Total current liabilities................................  26,203    44,772
                                                              -------  --------
Long-term liabilities:
  Long-term debt.............................................  10,362     2,593
  Deferred income taxes......................................     427       580
                                                              -------  --------
    Total long-term liabilities..............................  10,789     3,173
                                                              -------  --------
Stockholders' equity:
  Common stock, no par value, 20,000,000 shares authorized,
   7,459,700 and 10,514,868 shares issued and outstanding at
   May 31, 1995 and 1996, respectively.......................       1         1
  Additional paid-in capital.................................     828    26,174
  Retained earnings..........................................  17,426    29,247
  Foreign currency translation adjustment....................   7,991     4,617
  Treasury stock.............................................  (3,209)       --
                                                              -------  --------
    Total stockholders' equity...............................  23,037    60,039
                                                              -------  --------
    Total liabilities and stockholders' equity............... $60,029  $107,984
                                                              =======  ========

          See accompanying notes to consolidated financial statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                    YEARS ENDED MAY 31, 1994, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                     1994     1995      1996
                                                    -------  -------  --------
Revenue:
  Net sales.......................................  $49,247  $57,021  $113,880
  Commissions from affiliate......................    2,134    2,757     6,290
                                                    -------  -------  --------
    Total revenue.................................   51,381   59,778   120,170
Cost of sales.....................................   38,945   45,494    78,661
                                                    -------  -------  --------
    Gross margin..................................   12,436   14,284    41,509
                                                    -------  -------  --------
Operating expenses:
  Research, development and engineering...........    2,267    2,740    11,496
  Selling, general, and administrative expenses...    8,988    9,948    18,922
                                                    -------  -------  --------
    Total operating expenses......................   11,255   12,688    30,418
                                                    -------  -------  --------
Operating profit..................................    1,181    1,596    11,091
                                                    -------  -------  --------
Other income (expense):
  Gains on sales of assets........................       19      246         9
  Royalty income..................................      245      264        --
  Interest income.................................       34       52       454
  Interest expense................................     (697)    (959)     (691)
  Disposal of FamTec AG...........................      303       --        --
  Miscellaneous, net..............................      373     (556)       20
                                                    -------  -------  --------
                                                        277     (953)     (208)
                                                    -------  -------  --------
Earnings from consolidated companies before income
 taxes and cumulative effect of change in
 accounting principle.............................    1,458      643    10,883
Income tax expense (benefit)......................     (160)     186     4,266
                                                    -------  -------  --------
Earnings from consolidated companies before
 cumulative of effect of change in accounting
 principle........................................    1,618      457     6,617
Equity in net earnings of affiliates..............      655    1,187     5,204
                                                    -------  -------  --------
Earnings before cumulative effect of change in
 accounting principle.............................    2,273    1,644    11,821
Cumulative effect of change in accounting
 principle for income taxes.......................       78       --        --
                                                    -------  -------  --------
Net earnings......................................  $ 2,351  $ 1,644  $ 11,821
                                                    =======  =======  ========
Net earnings per share............................  $  0.31  $  0.20  $   1.16
                                                    =======  =======  ========
Weighted average common and common equivalent
 shares...........................................    7,619    8,146    10,159
                                                    =======  =======  ========

          See accompanying notes to consolidated financial statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED MAY 31, 1994, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                       FOREIGN
                                 ADDITIONAL           CURRENCY
                          COMMON  PAID-IN   RETAINED TRANSLATION TREASURY
                          STOCK   CAPITAL   EARNINGS ADJUSTMENT   STOCK     TOTAL
                          ------ ---------- -------- ----------- --------  -------
Balance at May 31, 1993.   $  1   $   817   $13,431    $4,591    $(3,171)  $15,669
Net earnings............     --        --     2,351        --         --     2,351
Foreign currency
 translation adjustment.     --        --        --       548         --       548
Purchase of treasury
 stock..................     --        --        --        --         (4)       (4)
Sale of treasury stock..     --        11        --        --          1        12
                           ----   -------   -------    ------    -------   -------
Balance at May 31, 1994.      1       828    15,782     5,139     (3,174)   18,576
Net earnings............     --        --     1,644        --         --     1,644
Foreign currency
 translation adjustment.     --        --        --     2,852         --     2,852
Purchase of treasury
 stock..................     --        --        --        --        (35)      (35)
                           ----   -------   -------    ------    -------   -------
Balance at May 31, 1995.      1       828    17,426     7,991     (3,209)   23,037
Net earnings............     --        --    11,821        --         --    11,821
Foreign currency
 translation adjustment.     --        --        --    (3,374)        --    (3,374)
Sale of treasury stock..     --        16        --        --          1        17
Retirement of treasury
 stock..................     --    (3,208)       --        --      3,208        --
Issuance of common
 stock..................     --    28,284        --        --         --    28,284
Exercise of stock
 options................     --       254        --        --         --       254
                           ----   -------   -------    ------    -------   -------
Balance at May 31, 1996.   $  1   $26,174   $29,247    $4,617     $   --   $60,039
                           ====   =======   =======    ======    =======   =======


          See accompanying notes to consolidated financial statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED MAY 31, 1994, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                       1994     1995    1996
                                                      -------  ------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings....................................... $ 2,351  $1,644  $11,821
  Adjustments to reconcile net earnings to net cash
   used in operating activities:
    Equity in net earnings of affiliates.............    (655) (1,187)  (5,204)
    Depreciation and amortization....................     675     635    1,326
    Provision for losses on accounts receivable......       7       3      316
    Provision for deferred income taxes..............    (220)   (120)    (922)
    Gains on sale of assets..........................     (19)   (246)     (10)
    Increase in cash surrender value of life
     insurance.......................................    (119)   (138)    (142)
    Gain on disposal of FamTec AG....................    (298)     --       --
    Cumulative effect of change in accounting
     principle.......................................     (78)     --       --
    Change in assets and liabilities:
      Increase in trade accounts and notes
       receivable....................................  (7,782) (2,271) (18,226)
      Increase in inventories........................  (3,297) (7,067) (10,078)
      (Increase) decrease in prepaid expenses and
       other assets..................................      50    (452)      23
      Increase in accounts payable and due to
       affiliates....................................   5,569   4,149   10,621
      Increase in accrued expenses, customer deposits
       and other liabilities.........................   1,670   4,474    4,102
      Increase (decrease) in income taxes payable....    (368)    566    4,290
                                                      -------  ------  -------
Net cash used in operating activities................  (2,514)    (10)  (2,083)
                                                      -------  ------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................    (443)   (744)  (8,121)
  Proceeds from sales of assets......................      46     431       24
  Dividends from affiliates..........................      77      90      163
  Other investing activities.........................     (81)    (83)    (542)
                                                      -------  ------  -------
Net cash used in investing activities................    (401)   (306)  (8,476)
                                                      -------  ------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury stock transactions........................       8     (35)      17
  Net proceeds from issuance of common stock.........      --      --   28,284
  Proceeds from exercise of stock options............      --      --      254
  Proceeds from long-term debt.......................   3,750   1,500    3,999
  Principal payments on long-term debt...............    (778)   (899) (12,025)
                                                      -------  ------  -------
Net cash provided by financing activities............   2,980     566   20,529
                                                      -------  ------  -------
Effect of foreign currency rate changes on cash......     (21)     36    (194)
                                                      -------  ------  -------
Net increase in cash and cash equivalents............      44     286    9,776
Cash and cash equivalents at beginning of year.......     765     809    1,095
                                                      -------  ------  -------
Cash and cash equivalents at end of year............. $   809  $1,095  $10,871
                                                      =======  ======  =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest......................................... $   664  $  866  $   810
                                                      =======  ======  =======
    Income taxes..................................... $   412  $  125  $   860
                                                      =======  ======  =======

          See accompanying notes to consolidated financial statements.

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (DOLLARS IN THOUSANDS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Speedfam International, Inc. (the Company), an Illinois corporation, designs, develops, manufactures, markets and services high throughput precision surface processing systems used in the fabrication of thin film memory disk media, semiconductor wafers, general industrial components and, more recently, semiconductor devices through chemical mechanical polishing. In addition, the Company markets and distributes slurries, parts and expendables used in its customers' manufacturing processes. The Company's customers are primarily located in the United States, Europe, and the Far East.

 (a) Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and the following wholly owned subsidiaries:

      SUBSIDIARIES                                                 INCORPORATED
      ------------                                                --------------
      SpeedFam Corporation....................................... United States
      SpeedFam Limited........................................... United Kingdom
      SpeedFam GmbH.............................................. Germany

  All significant intercompany balances and transactions have been eliminated. Non-U.S. subsidiaries are included in the consolidated financial statements based upon fiscal years ended April 30. The Company's fiscal year ends on May 31.

  The Company's investments in the common stock of affiliates, SpeedFam Co., Ltd. (a Japanese corporation, 50% owned), and Fujimi Corporation (an Illinois corporation, 50% owned) are accounted for by the equity method using fiscal years that end April 30 and May 31, respectively.

 (b) Cash and Cash Equivalents

  Cash and cash equivalents include deposits in banks and highly liquid short-term investments with original maturities of three months or less. Short-term investments are carried at cost which approximates market.

 (c) Property, Plant and Equipment

  Property, plant and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Depreciation expense was $575, $538 and $1,172 in fiscal years 1994, 1995 and 1996, respectively. The estimated useful lives of the assets are as follows:

      Buildings and improvements.................................. 7 to 40 years
      Machinery and equipment.....................................       5 years
      Furniture and fixtures......................................  3 to 5 years
      Leasehold improvements...................................... 2 to 10 years

 (d) Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market.

 (e) Income Taxes

  In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (Statement 109)." Statement 109 required a change to the asset

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)
and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Effective June 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that accounting change in the 1994 consolidated statement of earnings.

 (f) Revenue Recognition

  Sales of the Company's products are recorded upon shipment or when the product is accepted by the customer. Commission revenue from affiliates is recorded upon shipment of product.

 (g) Installation and Warranty Costs

  Costs to be incurred by the Company related to product installation and warranty fulfillment are accrued at the date of shipment and are estimated by the Company based on past experience. The accrual for product installation and warranty fulfillment, included in accrued expenses in the consolidated balance sheets, was $200 and $2,485 at the end of fiscal years 1995 and 1996, respectively.

 (h) Foreign Currency Translation

  Assets and liabilities of the Company' non-U.S. operations have been translated using the exchange rates in effect at the balance sheet dates. Results of operations are translated using the average exchange rates prevailing throughout the period. Local currencies are considered the functional currencies of the Company's foreign entities. Foreign currency exchange rates used to translate the financial statements are summarized below:

                                               FOREIGN CURRENCY PER U.S. DOLLAR
                                              ----------------------------------
                                                 1994        1995       1996
                                              ----------- ---------- -----------
      Rates at balance sheet date:
        Pound sterling ((Pounds))............         .66        .62         .66
        Deutsche mark (DM)...................        1.65       1.39        1.53
        Japanese yen ((Yen)).................      101.65      84.20      105.07

 (i) Treasury Stock

  The Company accounts for treasury stock using the cost method. In fiscal year 1994, the Company sold 6,000 shares of treasury stock. There were no sales of treasury stock in fiscal year 1995. The Company sold 8,000 shares of treasury stock in fiscal year 1996. In fiscal years 1994 and 1995 the number of shares of treasury stock purchased by the Company amounted to 1,800 and 14,680, respectively. There were no purchases of treasury stock in fiscal year 1996. All of the company's treasury stock was retired upon completion of the Company's initial public offering of common stock on October 26, 1995 (see note 15).

 (j) Net Earnings Per Share

  Net earnings per share data has been computed using the weighed average number of shares of common stock and common equivalent shares from stock options (when dilutive using the treasury stock method). Stock options issued during the twelve month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented (even if antidilutive using the treasury stock method and the initial public offering price).

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

 (k) Significant Customers and Concentration of Credit Risk

  Presented below is a summary of net sales to and commissions earned from significant customers as a percentage of total revenue. Net sales to and commissions earned from these customers are from both of the Company's segments.

      CUSTOMER                                                    1994  1995  1996
      --------                                                    ----  ----  ----
       A........................................................   21%   21%   18%
       B........................................................   10%   11%    *
       C........................................................   11%    *     *

- --------
*Less than 10%.

  Amounts due from three customers represented 14%, 15%, and 25% of total trade accounts and notes receivable at May 31, 1996.

 (l) Patents and Trademarks

  Patents and trademarks included in other assets, in the net amount of $311 and $463 at the end of fiscal years 1995 and 1996, respectively, are amortized on a straight-line basis over 17 years for patents and 5 years for trademarks.

 (m) Research, Development and Engineering

  Expenditures for research, development and engineering of products and processes are expensed as incurred.

 (n) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) INVENTORIES

  Inventories at the end of fiscal years 1995 and 1996 are summarized as follows:

                                                                  1995    1996
                                                                 ------- -------
      Raw materials............................................. $10,383 $14,626
      Work-in-process...........................................   4,930  10,777
      Finished goods............................................   2,682   2,528
                                                                 ------- -------
          Total inventories..................................... $17,995 $27,931
                                                                 ======= =======

(3) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at the end of fiscal years 1995 and 1996 is summarized as follows:

                                                                1995     1996
                                                               -------  -------
      Land.................................................... $   188  $ 2,275
      Buildings...............................................   2,013    2,054
      Machinery and equipment.................................   2,448    7,667
      Furniture and fixtures..................................   1,125    1,039
      Leasehold improvements..................................     522      767
      Construction in progress................................      --      495
                                                               -------  -------
                                                                 6,296   14,297
      Less accumulated depreciation...........................  (3,235)  (4,328)
                                                               -------  -------
      Net property, plant and equipment....................... $ 3,061  $ 9,969
                                                               =======  =======

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)
(4)INVESTMENTS IN AFFILIATES

  The Company owns a 50 percent interest in SpeedFam Co., Ltd. The Company's equity investment in SpeedFam Co., Ltd. was $17,108 and $18,545 in 1995 and 1996, respectively. SpeedFam Co., Ltd.'s consolidated financial statements include the accounts of the following subsidiaries:

      COMPANY                                                         LOCATION
      -------                                                        -----------
      SpeedFam Clean System Co., Ltd................................ Japan
      Saku Seiki Co., Ltd........................................... Japan
      SpeedFam Incorporated......................................... Taiwan
      SpeedFam Korea Ltd............................................ South Korea
      SpeedFam India (Pvt.) Ltd..................................... India

  Significant intercompany balances and transactions have been eliminated. SpeedFam Co., Ltd.'s investments in three affiliated Japanese companies, Met-Coil Ltd., CRT K.K., and Xevios Corporation are accounted for by the equity method. Condensed consolidated financial statements of SpeedFam Co., Ltd. are as follows:

                                BALANCE SHEETS

                                                                  APRIL 30
                                                              -----------------
                             ASSETS                             1995     1996
                             ------                           -------- --------
   Current assets:
     Cash and short-term investments......................... $ 15,531 $ 14,323
     Trade accounts receivable, net..........................   46,088   50,420
     Inventories.............................................   11,086   19,961
     Due from affiliates.....................................    8,759   10,924
     Prepaid expenses........................................    1,712    2,864
                                                              -------- --------
       Total current assets..................................   83,176   98,492
   Investments in affiliates.................................    1,223      891
   Property, plant and equipment, net........................   20,371   20,161
   Deferred income taxes and other assets....................    6,043    7,007
                                                              -------- --------
       Total assets.......................................... $110,813 $126,551
                                                              ======== ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
   Current liabilities:
     Short-term borrowings................................... $ 15,744 $  8,088
     Current portion of long-term debt.......................    2,406    2,252
     Accounts payable........................................   34,299   48,326
     Accrued expenses........................................    4,384    7,122
     Income taxes payable....................................    2,564    9,178
                                                              -------- --------
       Total current liabilities.............................   59,397   74,966
   Long-term debt............................................   12,528    9,106
   Liability for employee benefits...........................    2,595    3,421
   Minority interest.........................................    2,078    1,967
                                                              -------- --------
       Total long-term liabilities...........................   17,201   14,494
   Stockholders' equity:
     Common stock............................................      210      664
     Retained earnings.......................................   18,036   26,943
     Foreign currency translation adjustment.................   15,954    9,346
     Unrealized gains on marketable securities...............       15      138
                                                              -------- --------
       Total stockholders' equity............................   34,215   37,091
                                                              -------- --------
       Total liabilities and stockholders' equity............ $110,813 $126,551
                                                              ======== ========

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)
                 STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                                      YEARS ENDED APRIL 30,
                                                    ---------------------------
                                                     1994      1995      1996
                                                    -------  --------  --------
   Net sales......................................  $87,217  $108,664  $161,169
   Costs and operating expenses...................   84,823   103,574   141,752
                                                    -------  --------  --------
   Earnings before income taxes...................    2,394     5,090    19,417
   Income taxes...................................    1,026     2,755     9,479
                                                    -------  --------  --------
   Net earnings before minority interest..........    1,368     2,335     9,938
   Minority interest..............................     (241)     (166)     (301)
                                                    -------  --------  --------
   Net earnings before cumulative effect of change
    in accounting principle.......................    1,127     2,169     9,637
   Cumulative effect of change in accounting
    principle.....................................      (43)       --        --
                                                    -------  --------  --------
   Net earnings...................................    1,084     2,169     9,637
   Retained earnings at beginning of year.........   14,958    15,987    18,036
   Common stock dividend..........................       --        --      (454)
   Dividends......................................      (55)     (120)     (276)
                                                    -------  --------  --------
   Retained earnings at end of year...............  $15,987  $ 18,036  $ 26,943
                                                    =======  ========  ========

  The following is a summary of SpeedFam International, Inc. and consolidated subsidiaries' transactions with SpeedFam Co., Ltd.

                                                            1994   1995   1996
                                                           ------ ------ ------
   Sales to SpeedFam Co., Ltd............................. $   67 $  259 $1,737
                                                           ====== ====== ======
   Purchases from SpeedFam Co., Ltd....................... $2,555 $3,046 $7,612
                                                           ====== ====== ======
   Commission revenue..................................... $2,134 $2,757 $6,290
                                                           ====== ====== ======
   Commission expense..................................... $   91 $  196 $  582
                                                           ====== ====== ======

  Net amounts due to SpeedFam Co., Ltd. included in the consolidated balance sheets at the end of fiscal years 1995 and 1996 are $8,698 and $11,591, respectively.

  The Company owns a 50% interest in Fujimi Corporation. The Company's equity investment in Fujimi Corporation was $1,474 and $1,905 in 1995 and 1996, respectively. Summary financial information relating to Fujimi Corporation is as follows:

                            STATEMENTS OF EARNINGS

                                                          YEARS ENDED MAY 31,
                                                        -----------------------
                                                         1994    1995    1996
                                                        ------- ------- -------
   Net sales........................................... $12,301 $15,783 $19,734
   Costs and operating expenses........................  11,595  15,536  18,235
                                                        ------- ------- -------
   Earnings before income taxes........................     706     247   1,499
   Income taxes........................................     296      72     589
                                                        ------- ------- -------
   Net earnings........................................ $   410 $   175 $   910
                                                        ======= ======= =======

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)
  The Company received dividends from Fujimi Corporation of $50, $30, and $25 in 1994, 1995, and 1996, respectively. Purchases from Fujimi Corporation approximated $775, $1,301, and $952 in 1994, 1995, and 1996, respectively. Amounts due to Fujimi Corporation included in the consolidated balance sheets at the end of fiscal years 1995 and 1996 are $208 and $165, respectively.

(5) INCOME TAXES

  As discussed in note 1, the Company adopted Statement 109 effective June 1, 1993. The cumulative effect of this change in accounting for income taxes of $78 was determined as of June 1, 1993 and is reported separately in the consolidated statement of earnings in fiscal year 1994.

  The Company files consolidated U.S. Federal income tax returns with its domestic subsidiary. Operations in the United Kingdom and Germany file local income tax returns. Earnings from consolidated companies before income taxes and cumulative effect of change in accounting principle are as follows:

                                                             1994   1995  1996
                                                            ------- ---- -------
   U.S..................................................... $ 1,165 $183 $ 9,380
   Non-U.S.................................................     293  460   1,503
                                                            ------- ---- -------
       Total............................................... $ 1,458 $643 $10,883
                                                            ======= ==== =======

  The provision (benefit) for income taxes is as follows:

                                                            1994   1995   1996
                                                           ------  ----  ------
      Current:
        U.S. Federal...................................... $  (72) $112  $3,693
        State.............................................     --    12     965
        Non-U.S...........................................    132   182     537
                                                           ------  ----  ------
                                                               60   306   5,195
                                                           ------  ----  ------
      Deferred:
        U.S. Federal and State............................   (214)  (92)   (915)
        Non-U.S...........................................     (6)  (28)    (14)
                                                           ------  ----  ------
                                                             (220) (120)   (929)
                                                           ------  ----  ------
      Income tax expense (benefit)........................ $ (160) $186  $4,266
                                                           ======  ====  ======

  The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) at the end of fiscal years 1995 and 1996 are as follows:

                                                                  1995   1996
                                                                  -----  -----
      Property, plant and equipment.............................  $(478) $(616)
      Inventory.................................................   (257)   166
      Allowance for doubtful accounts...........................     73    164
      Trademark amortization....................................     66     80
      Warranty reserve..........................................     81    984
      Alternative minimum tax credit carryforward...............     47     47
      Unrealized foreign currency losses........................    141     --
      Other.....................................................     47   (176)
                                                                  -----  -----
      Net deferred tax asset (liability)........................  $(280) $ 649
                                                                  =====  =====

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)
  There is no valuation allowance for deferred tax assets at the end of fiscal years 1995 or 1996. Deferred tax assets are considered realizable due to the expectation of future taxable income.

  A reconciliation between the Company's effective tax rate and the "expected" tax rate of 34% on earnings before income taxes and cumulative effect of change in accounting principle is as follows:

                                                               1994   1995  1996
                                                               ----   ----  ----
      "Expected" income tax rate..............................  34%    34%   34%
      Officers' life insurance................................   2      4    --
      U.S. tax benefit on disposal of FamTec AG............... (51)    --    --
      Difference of non-U.S. and "expected" tax rates.........   2     --    --
      Dividend income from non-U.S. affiliates................   1      3    --
      State taxes, net of U.S. Federal benefit................  (1)    --     4
      Foreign sales corporation...............................  (2)   (13)   --
      Other...................................................   4      1     1
                                                               ---    ---   ---
      Effective income tax rate............................... (11)%   29%   39%
                                                               ===    ===   ===

  No provision is made for income taxes on undistributed earnings of wholly owned non-U.S. subsidiaries and SpeedFam Co., Ltd. because it is the Company's present intention to reinvest substantially all the earnings of these operations. At the end of fiscal year 1996 there were approximately $15,943 of accumulated undistributed earnings of those operations. It is not practical for the Company to compute the amount of unrecognized deferred tax liability on the undistributed earnings.

  The Company has not recognized a deferred tax liability of approximately $232 for its share of the undistributed earnings of Fujimi Corporation that arose in fiscal year 1993 and prior years because the Company does not expect those unremitted earnings to reverse and become taxable in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investment. At the end of fiscal year 1996 the undistributed earnings of Fujimi Corporation were approximately $123. A deferred tax liability in the amount of $49 has been provided for the undistributed earnings subsequent to fiscal year 1993.

(6) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                   1995   1996
                                                                   ----- ------
      Loans under revolving line of credit due April 14, 1999;
       interest rate at bank's prime rate (8.25% at May 31, 1996)
       or LIBOR plus 1.25% (6.75% at May 31, 1996)...............  $  -- $2,400
      Loans under revolving line of credit due November 8, 1997;
       interest rate at bank's prime rate or LIBOR plus 2%.......  6,500     --
      Term loan payable in quarterly installments of $100 with
       final installment of $1,900 on October 31, 1997; interest
       rate fixed at 9%..........................................  2,800     --
      Term loan payable in monthly installments of $26 (including interest) beginning April 1, 1994 for five years; interest
       rate fixed at 9.25%.......................................  1,000    772

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

                                                                  1995    1996
                                                                 ------- ------
      Term loan payable in monthly installments of (Pounds)4.7
       ($8) for 15 years beginning in November 1987, interest
       rate of 2.25% over the bank's base rate (8.25% at April
       30, 1996)...............................................      229    148
      Note payable in equal annual installments of $207 through
       January 15, 1999; interest rate of prime less 1/2%
       (however, not less than 8% or greater than 12%); an
       imputed interest rate of 15% results in a debt discount
       of $87 at May 31, 1995..................................      828     --
                                                                 ------- ------
      Total long-term debt.....................................   11,357  3,320
      Less current portion of long-term debt...................      908    727
      Less debt discount.......................................       87     --
                                                                 ------- ------
      Net long-term debt.......................................  $10,362 $2,593
                                                                 ======= ======

  In fiscal year 1996 the Company entered into a new unsecured credit agreement with two U.S. banks. The credit agreement includes a $22,500 revolving line of credit maturing April 14, 1999. The Company must meet certain financial objectives each year as defined in the credit agreement.

  The term loan payable in monthly installments of $26 is secured by certain machinery of SpeedFam Corporation with a net book value of $193 at May 31, 1996.

  The term loan, payable in pounds sterling is secured by the assets of SpeedFam Limited and a (Pounds)250 ($377) keyman life insurance policy.

  During fiscal year 1996 the revolving line of credit due November 8, 1997, the term loan payable in quarterly installments of $100, and the note payable were paid.

  Annual maturities of long-term debt are as follows:

      FISCAL YEAR                                                         AMOUNT
      -----------                                                         ------
       1997.............................................................. $  727
       1998..............................................................    744
       1999..............................................................  1,849
                                                                          ------
                                                                          $3,320
                                                                          ======

(7) COMMITMENTS AND CONTINGENCIES

  During fiscal year 1996 the Company entered into a technology license agreement related to the development of a new product expected to be introduced during fiscal year 1997. The agreement required the payment of $400 upon signing and a final payment of $300 due in June 1996. The agreement also obligates the Company to make annual royalty payments of 5.5% of the Company's net sales of products using the licensed technology for ten years. The annual royalty payments are subject to a minimum payment of $150 beginning in fiscal year 1998 and $200 for fiscal years 1999 to 2006.

  The Company and its subsidiaries occupy certain manufacturing and office facilities and use certain equipment under noncancelable operating leases expiring at various dates through fiscal year 2001. Rental expense aggregated approximately $468, $611, and $917 in 1994, 1995, and 1996, respectively.

  During fiscal year 1996, the Company entered into certain agreements with a general contractor, project manager and architect relating to the construction of a new office and manufacturing facility in Chandler, Arizona. The agreements specify the amounts and timing of payments to be made by the Company and the work to be performed by the other parties to the agreements.

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)
  Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at the end of fiscal year 1996 are as follows:

      YEAR                                                                AMOUNT
      ----                                                                ------
      1997............................................................... $1,071
      1998...............................................................    784
      1999...............................................................    609
      2000...............................................................    334
      2001 and thereafter................................................     12
                                                                          ------
          Total.......................................................... $2,810
                                                                          ======

(8) FORWARD EXCHANGE CONTRACTS

  The Company enters into forward foreign exchange contracts to hedge certain firm commitments denominated principally in Japanese yen. The terms of the contracts are rarely more than one year. The contracts are entered into at the time an order is received to preserve the expected profit by protecting the Company from the risk that those commitments will be adversely affected by changes in exchange rates. Unrealized gains and losses on the forward contracts are deferred until the related transaction occurs. At the end of fiscal years 1995 and 1996, deferred net losses amounted to $310 and $228, respectively.

  During fiscal year 1995, the Company incurred foreign currency transaction losses on three purchase transactions as a result of not hedging on a timely basis (i.e., at the purchase order date). These losses amounted to $350 and are included in Miscellaneous, net in the accompanying consolidated statement of earnings in fiscal year 1995.

  The table below summarizes the contractual amounts of the Company's forward exchange contracts in U.S. dollars. The amounts represent the U.S. dollar equivalent of commitments to purchase or sell foreign currencies.

                                                       1995            1996
                                                  --------------- --------------
                                                    BUY    SELL     BUY    SELL
                                                  ------- ------- ------- ------
      Japanese yen............................... $15,399 $10,448 $17,980 $1,224
                                                  ======= ======= ======= ======
      Deutsche mark.............................. $    65 $    -- $    -- $   --
                                                  ======= ======= ======= ======

(9) SAVINGS AND PROFIT-SHARING PLANS

  The Company maintains savings and profit-sharing plans for its employees. The plans cover certain employees who meet length of service requirements. Expense under the plans, determined by the Company's Board of Directors, aggregated $180, $60, and $1,443 in 1994, 1995, and 1996, respectively.

(10) EMPLOYEE INCENTIVE STOCK OPTION PLAN

  On September 12, 1991, the shareholders approved the Employee Incentive Stock Option Plan of 1991, reserving 1,500,000 shares of common stock for sale or award as stock options to officers and key employees. Prior to fiscal year 1995, stock options were granted at 100% to 110% of the value of the Company's common stock as determined by an established formula. In fiscal year 1995, stock options were granted at 100% to 110% of the fair value of the Company's common stock as determined by an independent appraiser. Subsequent to

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)
fiscal year 1995, stock options are granted at a price not less than the fair market value on the date of grant. The stock options vest over five years (i.e., 20% each year) with the exception of 163,800 stock options issued in 1992 which vested immediately. The stock options expire ten years after the grant date except for 119,700 stock options which expire five years after the grant date. The following table summarizes the activity in common shares subject to options for the two years ended May 31, 1996:

                                                 SHARES   OPTION PRICE PER SHARE
                                                --------- ----------------------
      Balance, June 1, 1994....................   822,000  $ 2.0365 - $ 2.2600
        Granted................................   281,660    2.4130 -   6.4100
        Exercised..............................        --           -
        Canceled or Expired....................        --           -
      Balance, May 31, 1995.................... 1,103,660    2.0365 -   6.4100
        Granted................................   330,976   10.7500 -  20.5000
        Exercised..............................   119,668    2.0365 -   5.8250
        Canceled or Expired....................    33,900    2.0365 -   5.8250
      Balance, May 31, 1996.................... 1,281,068  $ 2.0365 - $20.5000

  At May 31, 1996, 347,364 shares were exercisable.

(11)DISPOSAL OF FAMTEC AG

  During fiscal year 1993, the Company terminated the operations of FamTec AG, incorporated under the laws of Switzerland. A voluntary petition for bankruptcy was filed, announced and published in Switzerland in fiscal year 1994. Subsequently, creditors' claims were adjudicated and all Swiss assets liquidated. On July 27, 1995, the bankruptcy administrator paid out the liquidation proceeds to creditors, and the bankruptcy matter was closed. FamTec AG was dissolved and the Company no longer has ownership of the entity.

  As a result of this circumstance, the Company's net investment in FamTec AG was written off in 1994. Since the liabilities and reserve associated with FamTec AG exceeded its assets, the disposal resulted in a pretax gain of $303 and an income tax benefit of $740 in fiscal year 1994. The benefit arose from the write-off and resulting deduction of the Company's investment in FamTec AG for U.S. tax purposes. Results of operations of FamTec AG are not included in the 1994 consolidated statement of earnings nor are they material.

(12) LITIGATION SETTLEMENT AND CANCELLATION CHARGE

  In January, 1993, the Company reached a favorable settlement with a competitor over the infringement of a patent owned by the Company. Title to the patent was granted to the competitor. The Company received in the settlement a royalty free non-exclusive license to use the technology, an immediate cash payment of $300 and a promissory note in the amount of $500 payable over the five years in equal quarterly installments of $25 plus interest at the prime rate. Additionally, the Company received a 2% royalty fee on machines sold by the competitor to a maximum fee of $600. The royalty fee was satisfied as of November 30, 1994.

  In connection with the cancellation of an order, the Company recorded income of $379 in fiscal year 1994. This amount is included in Miscellaneous, net in the 1994 consolidated statement of earnings.

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

(13) BUSINESS SEGMENT INFORMATION

  The Company classifies its products into two core business segments: (i) equipment, parts and expendables, which represent the Company's operations in designing, developing manufacturing, marketing and servicing high throughput, precision surface processing systems and (ii) slurries, which represents the distribution and sale of materials used in the customers' manufacturing process. Information concerning the Company's business segments in fiscal years 1994, 1995 and 1996 is as follows:

                                                      1994     1995      1996
                                                     -------  -------  --------
   Revenue:
     Sales to unaffiliated customers:
       Equipment, parts and expendables............  $24,336  $29,846  $ 88,050
       Slurries....................................   24,911   27,175    25,830
                                                     -------  -------  --------
         Total sales to unaffiliated customers.....   49,247   57,021   113,880
     Commissions from affiliate--Equipment, parts
      and expendables..............................    2,134    2,757     6,290
                                                     -------  -------  --------
         Total revenue.............................  $51,381  $59,778  $120,170
                                                     =======  =======  ========
   Segment operating profit:
     Equipment, parts and expendables..............  $ 1,840  $ 2,475  $ 14,585
     Slurries......................................    1,705    1,759       572
                                                     -------  -------  --------
   Segment operating profit........................    3,545    4,234    15,157
   General corporate expense.......................   (1,390)  (2,632)   (3,583)
   Interest expense................................     (697)    (959)     (691)
                                                     -------  -------  --------
   Earnings from consolidated companies before
    income taxes and cumulative effect of change in
    accounting principle...........................  $ 1,458  $   643  $ 10,883
                                                     =======  =======  ========
   Identifiable Assets:
     Equipment, parts and expendables..............  $21,727  $30,538  $ 62,177
     Slurries......................................    6,825    7,828     8,836
     Investment in affiliates......................   14,738   18,582    20,450
     Corporate assets..............................    2,419    3,081    16,521
                                                     -------  -------  --------
         Total identifiable assets.................  $45,709  $60,029  $107,984
                                                     =======  =======  ========
   Capital expenditures:
     Equipment, parts and expendables..............  $   236  $   470  $  5,197
     Slurries......................................       15       12        35
     Corporate.....................................      192      262     2,889
                                                     -------  -------  --------
         Total capital additions...................  $   443  $   744  $  8,121
                                                     =======  =======  ========
   Depreciation expense:
     Equipment, parts and expendables..............  $   496  $   437  $  1,044
     Slurries......................................       30       28        29
     Corporate.....................................       49       73        99
                                                     -------  -------  --------
         Total depreciation expense................  $   575  $   538  $  1,172
                                                     =======  =======  ========

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)
  Intersegment sales are not material. Operating profit represents total revenue less operating expenses, and excludes equity in net earnings of affiliates, interest expense and income taxes. Identifiable assets are those assets employed in each segment's operation, including an allocated value. Corporate assets consist primarily of cash and assets not employed in production.

  Information regarding the Company's operations in the United States and internationally are presented below:

                                                      1994     1995      1996
                                                     -------  -------  --------
      Net sales:
        United States............................... $41,492  $47,587  $103,698
        Europe......................................   8,559   10,355    10,855
        Intercompany sales..........................    (804)    (921)     (673)
                                                     -------  -------  --------
      Consolidated net sales........................ $49,247  $57,021  $113,880
                                                     =======  =======  ========
      Operating profit:
        United States............................... $   757  $ 1,478  $ 10,184
        Europe......................................      44      165       917
        Eliminations................................     380      (47)      (10)
                                                     -------  -------  --------
      Operating profit.............................. $ 1,181  $ 1,596  $ 11,091
                                                     =======  =======  ========
      Identifiable assets:
        United States............................... $24,768  $33,408  $ 66,059
        Europe......................................   3,784    4,958     4,954
        Corporate...................................  17,157   21,663    36,971
                                                     -------  -------  --------
      Consolidated identifiable assets.............. $45,709  $60,029  $107,984
                                                     =======  =======  ========

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Following is a summary of unaudited quarterly information:

                                                 FIRST  SECOND    THIRD  FOURTH
                                                QUARTER QUARTER  QUARTER QUARTER
                                                ------- -------  ------- -------
   Year ended May 31, 1995:
     Total revenue............................. $13,953 $13,080  $13,006 $19,739
                                                ======= =======  ======= =======
     Gross margin.............................. $ 2,773 $ 2,660  $ 3,309 $ 5,542
                                                ======= =======  ======= =======
     Net earnings (loss)....................... $   146 $  (433) $   403 $ 1,528
                                                ======= =======  ======= =======
                                                 FIRST  SECOND    THIRD  FOURTH
                                                QUARTER QUARTER  QUARTER QUARTER
                                                ------- -------  ------- -------
   Year ended May 31, 1996:
     Total revenue............................. $17,816 $25,438  $33,140 $43,776
                                                ======= =======  ======= =======
     Gross margin.............................. $ 5,050 $ 7,018  $12,845 $16,596
                                                ======= =======  ======= =======
     Net earnings.............................. $   704 $ 1,625  $ 4,359 $ 5,133
                                                ======= =======  ======= =======

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                            (DOLLARS IN THOUSANDS)

(15) OFFERING OF COMMON STOCK

  On October 26, 1995, the Company completed its initial public offering of common stock. In connection therewith, the Company issued 2,927,500 shares of common stock and received proceeds of $28,284, net of underwriters' discounts and commissions and offering expenses.

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments at May 31, 1995 and 1996 include cash equivalents, trade receivables, trade payables, noncurrent receivables and long-term debt. The carrying value of cash equivalents, trade receivables and trade payables approximates fair value because of the short maturity of these instruments. The fair value of the Company's noncurrent receivables and long-term debt are not materially different from their financial statement carrying values.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
SpeedFam Co., Ltd.:

  We have audited the accompanying consolidated balance sheets of SpeedFam Co., Ltd. and consolidated subsidiaries as of April 30, 1995 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1996. These consolidated financial statements are the responsibility of the management of SpeedFam Co., Ltd. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpeedFam Co., Ltd. and consolidated subsidiaries as of April 30, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1996 in conformity with generally accepted accounting principles.

  As discussed in notes 1 and 5 to the consolidated financial statements, the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," were adopted in fiscal year 1994.

                                          KPMG PEAT MARWICK LLP

July 3, 1996
Chicago, Illinois

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            APRIL 30, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                           ASSETS                               1995     1996
                           ------                             -------- --------
Current assets:
  Cash and cash equivalents.................................. $  7,234 $ 10,993
  Short-term investments.....................................    8,297    3,330
  Trade accounts and notes receivable, less allowance for
   doubtful accounts of $428 and $676 in 1995 and 1996,
   respectively..............................................   46,088   50,420
  Inventories................................................   11,086   19,961
  Due from affiliated companies..............................    8,759   10,924
  Income taxes receivable....................................       44       42
  Deferred income taxes......................................      190    1,089
  Prepaid expenses and other current assets..................    1,478    1,733
                                                              -------- --------
    Total current assets.....................................   83,176   98,492
Investments in affiliates....................................    1,223      891
Property, plant and equipment, net...........................   20,371   20,161
Deferred income taxes........................................      512      640
Other assets.................................................    5,531    6,367
                                                              -------- --------
                                                              $110,813 $126,551
                                                              ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Short-term borrowings...................................... $ 15,744 $  8,088
  Current portion of long-term debt..........................    2,406    2,252
  Accounts payable...........................................   34,299   48,326
  Accrued expenses...........................................    4,384    7,122
  Income taxes payable.......................................    2,564    9,178
                                                              -------- --------
    Total current liabilities................................   59,397   74,966
                                                              -------- --------
Long-term liabilities:
  Long-term debt.............................................   12,528    9,106
  Liability for employee benefits............................    2,595    3,421
  Minority interest..........................................    2,078    1,967
                                                              -------- --------
    Total long-term liabilities..............................   17,201   14,494
                                                              -------- --------
Stockholders' equity:
  Common stock, $6 par value, 240,000 shares authorized,
   120,000 and 198,000 shares issued and outstanding, at
   April 30, 1995 and 1996, respectively.....................      210      664
  Retained earnings..........................................   18,036   26,943
  Foreign currency translation adjustment....................   15,954    9,346
  Unrealized gains on marketable securities..................       15      138
                                                              -------- --------
    Total stockholders' equity...............................   34,215   37,091
                                                              -------- --------
                                                              $110,813 $126,551
                                                              ======== ========

          See accompanying notes to consolidated financial statements.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                   YEARS ENDED APRIL 30, 1994, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                    1994      1995      1996
                                                   -------  --------  --------
Net sales......................................... $87,217  $108,664  $161,169
Cost of sales.....................................  63,405    77,088   106,912
                                                   -------  --------  --------
Gross profit......................................  23,812    31,576    54,257
Selling, general, and administrative expenses.....  20,904    25,109    34,298
                                                   -------  --------  --------
Operating profit..................................   2,908     6,467    19,959
                                                   -------  --------  --------
Other income (expense):
  Losses on sales of assets.......................     (69)     (293)     (710)
  Equity in net earnings (loss) of affiliates.....     110        89      (203)
  Interest income.................................     207       317       407
  Interest expense................................  (1,119)   (1,056)     (851)
  Miscellaneous, net..............................     357      (434)      815
                                                   -------  --------  --------
                                                      (514)   (1,377)     (542)
                                                   -------  --------  --------
Earnings before income taxes, minority interest
 and cumulative effect of change in accounting
 principle........................................   2,394     5,090    19,417
Income tax expense................................   1,026     2,755     9,479
                                                   -------  --------  --------
Earnings before minority interest and cumulative
 effect of change in accounting principle.........   1,368     2,335     9,938
Minority interest.................................    (241)     (166)     (301)
                                                   -------  --------  --------
Earnings before cumulative effect of change in
 accounting principle.............................   1,127     2,169     9,637
Cumulative effect of change in accounting
 principle........................................     (43)       --        --
                                                   -------  --------  --------
Net earnings...................................... $ 1,084  $  2,169  $  9,637
                                                   =======  ========  ========





          See accompanying notes to consolidated financial statements.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED APRIL 30, 1994, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                    FOREIGN
                                                   CURRENCY   UNREALIZED
                                 COMMON RETAINED  TRANSLATION  GAINS ON
                                 STOCK  EARNINGS  ADJUSTMENT  SECURITIES  TOTAL
                                 ------ --------  ----------- ---------- -------
Balance at April 30, 1993......   $210  $14,958     $ 8,578      $ --    $23,746
Net earnings...................     --    1,084          --        --      1,084
Foreign currency translation
 adjustment....................     --       --       1,866        --      1,866
Cash dividends.................     --      (55)         --        --        (55)
                                  ----  -------     -------      ----    -------
Balance at April 30, 1994......    210   15,987      10,444        --     26,641
Net earnings...................     --    2,169          --        --      2,169
Foreign currency translation
 adjustment....................     --       --       5,510        --      5,510
Cash dividends.................     --     (120)         --        --       (120)
Unrealized gains on securities.     --       --          --        15         15
                                  ----  -------     -------      ----    -------
Balance at April 30, 1995......    210   18,036      15,954        15     34,215
Net earnings...................     --    9,637          --        --      9,637
Common stock dividend..........    454     (454)         --        --         --
Foreign currency translation
 adjustment....................     --       --      (6,608)       --     (6,608)
Cash dividends.................     --     (276)         --        --       (276)
Unrealized gains on securities.     --       --          --       123        123
                                  ----  -------     -------      ----    -------
Balance at April 30, 1996......   $664  $26,943     $ 9,346      $138    $37,091
                                  ====  =======     =======      ====    =======





          See accompanying notes to consolidated financial statements.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED APRIL 30, 1994, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                     1994     1995      1996
                                                    -------  -------  --------
Cash flows from operating activities:
  Net earnings..................................... $ 1,084  $ 2,169  $  9,637
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Equity in net (earnings) loss of affiliates....    (110)     (89)      203
    Depreciation and amortization..................   2,668    2,531     2,267
    Provision (benefit) for deferred income taxes..    (327)      76    (1,368)
    Losses on sales of assets......................      69      293       710
    Cumulative effect of change in accounting
     principle.....................................      43       --        --
    Other, net.....................................      61      375       364
    Change in net assets and liabilities:
      Increase in trade accounts and notes
       receivable and due from affiliates..........  (2,744)  (1,729)  (18,608)
      (Increase) decrease in inventories...........   1,813      608   (11,661)
      Increase in prepaid expenses and other
       assets......................................    (552)    (316)   (2,462)
      Increase in accounts payable.................   2,255    4,028    22,102
      Increase in accrued expenses and other
       liabilities.................................   1,215      717     5,482
      Increase in income taxes, net................     922      862     7,509
                                                    -------  -------  --------
Net cash provided by operating activities..........   6,397    9,525    14,175
                                                    -------  -------  --------
Cash flows from investing activities:
  Capital expenditures.............................  (3,315)  (1,214)   (7,129)
  Proceeds from sales of assets....................       6      354       283
  Other investing activities.......................      18   (5,676)    3,435
                                                    -------  -------  --------
Net cash used in investing activities..............  (3,291)  (6,536)   (3,411)
                                                    -------  -------  --------
Cash flows from financing activities:
  Dividends paid...................................     (55)    (120)     (276)
  Decrease in short-term borrowings................  (2,551)    (155)   (4,824)
  Proceeds from long-term debt.....................   3,008      247     2,528
  Principal payments on long-term debt.............  (2,293)  (2,165)   (3,176)
                                                    -------  -------  --------
Net cash used in financing activities..............  (1,891)  (2,193)   (5,748)
                                                    -------  -------  --------
Effect of foreign currency rate changes on cash....     254      915    (1,257)
                                                    -------  -------  --------
Net increase in cash and cash equivalents..........   1,469    1,711     3,759
Cash and cash equivalents at beginning of year.....   4,054    5,523     7,234
                                                    -------  -------  --------
Cash and cash equivalents at end of year........... $ 5,523  $ 7,234  $ 10,993
                                                    =======  =======  ========
Supplemental cash flow information--cash paid
 during the year for:
  Interest......................................... $ 1,162  $ 1,487  $    720
                                                    =======  =======  ========
  Income taxes..................................... $   450  $ 1,783  $  3,389
                                                    =======  =======  ========

          See accompanying notes to consolidated financial statements.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (DOLLARS IN THOUSANDS)

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  SpeedFam Co., Ltd. (the "Company") was incorporated in 1971 as a joint venture owned equally by the two corporate shareholders, Obara Corporation, a Japanese company and SpeedFam International, Inc., a U.S. company.

  The Company and its domestic subsidiaries and affiliated companies conduct operations primarily in Japan but have subsidiaries and branches in Taiwan, South Korea, India, Singapore, Hong Kong and China.

  The Company and its subsidiaries and affiliates are engaged in the design, engineering, manufacture, and distribution mainly of lapping and polishing equipment and consumables, through-feed grinders, cleaning machines and measuring equipment used in high technology industries.

 (a) Basis of Presentation

  The Company and its consolidated Japanese subsidiaries maintain their books of account in conformity with the financial accounting standards of Japan. The Company's non-Japan subsidiaries maintain their books of account in conformity with the financial accounting standards of the countries in which they are located. The consolidated financial statements presented herein in dollars have been adjusted to conform to U.S. generally accepted accounting principles.

 (b) Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and the following subsidiaries:

                                                 PERCENTAGE              FISCAL
SUBSIDIARIES                                     OWNERSHIP   LOCATION   YEAR-END
- ------------                                     ---------- ----------- --------
SpeedFam Clean System Co., Ltd..................    61.25%        Japan March 31
Saku Seiki K.K..................................    53.54         Japan March 31
SpeedFam Incorporated...........................   100.00        Taiwan March 31
SpeedFam Korea Ltd..............................   100.00   South Korea March 31
SpeedFam India (Pvt.) Ltd.......................    82.00         India March 31

  All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on April 30.

  The Company's investments in the common stock of affiliates, Met Coil Ltd. (50% owned), CRT K.K. (23.08% owned) and Xevios Corporation (50% owned, acquired in fiscal year 1996) are accounted for by the equity method.

  The investment in Clean Technology K.K., a 27.5% (1995--45.08%) owned affiliate of SpeedFam Clean System Co., Ltd., and 22.5% (1995--4.92%) owned by the Company, is accounted for by the equity method.

  At the end of 1993, Precision Technology, Inc. ceased operations and transferred certain fixed assets at their net book value to SpeedFam Korea Ltd., which was established in October 1993. Precision Technology, Inc. was liquidated on May 31, 1994.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

 (c) Cash and Cash Equivalents

  Cash and cash equivalents include deposits in banks and highly liquid short-term investments with original maturities of three months or less. These short-term investments are carried at cost which approximates market.

 (d) Short-term Investments

  In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (Statement 115) requiring that certain investments in debt and equity securities be classified as held-to-maturity, available-for-sale or trading securities. Investments classified as held-to-maturity are reported at amortized cost, and those classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related taxes, excluded from earnings and reported in a separate component of stockholders' equity.

  Effective May 1, 1994, the Company adopted Statement 115. The effect of adoption on the consolidated financial statements was not material. Prior to May 1, 1994, marketable equity securities were carried at the lower of cost or market and other investment securities were carried at cost.

 (e) Property, Plant and Equipment

  Property, plant and equipment is stated at cost. Depreciation is provided on the declining balance method over the estimated useful lives of the assets. Depreciation expense was $2,512, $2,312, and $2,148 in fiscal years 1994, 1995 and 1996, respectively. The estimated useful lives of the assets are as follows:

      Buildings and improvements.................................. 5 to 60 years
      Machinery and equipment..................................... 3 to 13 years
      Furniture and fixtures...................................... 2 to 20 years
      Leasehold improvements......................................       2 years

 (f) Inventories

  Inventories are stated at the lower of cost, determined principally by the first-in, first-out (FIFO) method, or market.

 (g) Income Taxes

  In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Statement 109 required a change to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Effective May 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that accounting change in the fiscal year 1994 consolidated statement of earnings.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

 (h) Revenue Recognition

  Sales of the Company's products are recorded upon shipment.

 (i) Warranty Costs

  Generally, the Company provides a one-year warranty against manufacturer's defects on all machines sold. Due to the specialized nature of the products, warranty expense is recorded when it is probable and can be estimated rather than on a units-produced or revenue basis.

 (j) Foreign Currency Translation

  Assets and liabilities have been translated using the exchange rates in effect at the balance sheet dates. Results of operations are translated using the average exchange rates prevailing throughout the period. Local currencies are considered the functional currencies of the Company's non-Japanese entities.

 (k) Significant Customer

  The Company had sales to a Japanese company that amounted to approximately 7.3%, 10.5%, and 11.2% of net sales in fiscal years 1994, 1995, and 1996, respectively.

 (l) Research and Development

  Research and development expense amounted to approximately $1,634, $1,748 and $6,651 in fiscal years 1994, 1995, and 1996, respectively. Such expenditures are expensed as incurred.

 (m) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (n) Reclassifications

  Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 financial statement presentation.

(2) INVENTORIES

  Inventories at the end of fiscal years 1995 and 1996 are summarized below:

                                                                  1995    1996
                                                                 ------- -------
      Raw materials............................................. $ 1,211 $   723
      Work-in-process...........................................   8,671  16,340
      Finished goods............................................   1,204   2,898
                                                                 ------- -------
          Total inventories..................................... $11,086 $19,961
                                                                 ======= =======

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

(3) INVESTMENTS

  Investments at the end of fiscal years 1995 and 1996 are summarized as follows:

                                                                   1995   1996
                                                                  ------ ------
      Held-to-maturity, debt securities, at amortized cost....... $6,096 $  133
      Time deposits..............................................  2,201  3,197
                                                                  ------ ------
          Total short-term investments...........................  8,297  3,330
      Available-for-sale, equity securities, at fair value,
       included in other assets..................................    651    779
                                                                  ------ ------
          Total investments...................................... $8,948 $4,109
                                                                  ====== ======

  The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale and held-to-maturity securities at the end of fiscal years 1995 and 1996 are as follows:

                                                     GROSS      GROSS
                                                   UNREALIZED UNREALIZED
                                         AMORTIZED  HOLDING    HOLDING    FAIR
                                           COST      GAINS      LOSSES   VALUE
                                         --------- ---------- ---------- ------
      1995:
      Available-for-sale equity
       securities.......................  $  618      $ 45       $12     $  651
      Held-to-maturity debt securities..  $6,096      $ --       $--     $6,096
      1996:
      Available-for-sale equity
       securities.......................  $  515      $265       $(1)    $  779
      Held-to-maturity debt securities..  $  133      $ --       $--     $  133

  No investments classified as available-for-sale were sold during fiscal years 1995 and 1996. The Company does not hold securities for trading purposes.

(4) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at the end of fiscal years 1995 and 1996 are summarized as follows:

                                                                 1995    1996
                                                               -------- -------
      Land.................................................... $  5,665 $ 4,560
      Buildings and improvements..............................   13,352  11,361
      Machinery and equipment.................................   17,929  13,615
      Furniture and fixtures..................................    2,772   2,486
      Leasehold improvements..................................       14      13
      Construction in progress................................       --   3,468
                                                               -------- -------
                                                                 39,732  35,503
      Less accumulated depreciation...........................   19,361  15,342
                                                               -------- -------
      Net property, plant and equipment....................... $ 20,371 $20,161
                                                               ======== =======

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

(5) INCOME TAXES

  As discussed in note 1, the Company adopted Statement 109 effective May 1, 1993. The cumulative effect of this change in accounting for income taxes of $43 was determined as of May 1, 1993 and is reported separately in the consolidated statement of earnings in fiscal year 1994.

  Earnings before income taxes, minority interest and cumulative effect of change in accounting principle are as follows:

                                                            1994   1995   1996
                                                           ------ ------ -------
      Japan............................................... $1,564 $3,216 $15,135
      Non-Japan...........................................    830  1,874   4,282
                                                           ------ ------ -------
          Total........................................... $2,394 $5,090 $19,417
                                                           ====== ====== =======

  The provision (benefit) for income taxes is as follows:

                                                          1994    1995   1996
                                                         ------  ------ -------
      Current:
        Japan........................................... $1,139  $2,159 $ 9,546
        Non-Japan.......................................    214     520   1,301
                                                         ------  ------ -------
                                                          1,353   2,679  10,847
      Deferred:
        Japan...........................................   (327)     76  (1,360)
        Non-Japan.......................................     --      --      (8)
                                                         ------  ------ -------
          Total......................................... $1,026  $2,755 $ 9,479
                                                         ======  ====== =======

  The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) at the end of fiscal years 1995 and 1996 are presented below:

                                                                 1995    1996
                                                                ------  ------
      Property, plant and equipment............................ $ (507) $ (333)
      Inventory................................................    (52)     74
      Allowance for doubtful accounts..........................    (46)    (60)
      Employee benefits........................................  1,199   1,093
      Accrued vacation.........................................     97     166
      Business tax.............................................    248     890
      Other....................................................   (237)   (101)
                                                                ------  ------
                                                                $  702  $1,729
                                                                ======  ======

  There is no valuation allowance for tax assets at the end of fiscal years 1995 and 1996. Deferred tax assets are considered realizable due to the expectation of future taxable income. Income tax expense as a component of stockholders' equity related to unrealized gains and losses on marketable securities, aggregated $15 and $129 at the end of fiscal years 1995 and 1996, respectively.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

  A reconciliation between the Company's effective tax rate and the "expected" tax rate of 51% in Japan on earnings before income taxes, minority interest and cumulative effect of change in accounting principle is as follows:

                                                                 1994  1995  1996
                                                                 ----  ----  ----
      "Expected" income tax rate................................  51%   51%   51%
      Expenses not deductible for tax purposes..................  15    14     4
      Equity in earnings of affiliates..........................  (2)   (1)    1
      Differences of non-Japan and "expected" tax rates.........  (9)   (5)   (5)
      Utilization of tax loss carryforward......................  (5)   (3)   --
      Tax credit for research and development...................  (6)   (2)   (3)
      Reduced tax rate applicable to earnings less than
       threshold................................................  (1)   (1)   --
      Other, net................................................  --     1     1
                                                                 ---   ---   ---
      Effective income tax rate.................................  43%   54%   49%
                                                                 ===   ===   ===

  No provision is made for income taxes on undistributed earnings of non-Japan subsidiaries and affiliates because it is the Company's present intention to reinvest substantially all the earnings of these operations. The Company believes that the amount of income taxes that would be incurred if these earnings were remitted would not be significant because of available tax credits.

  The Company's corporate tax returns through April 30, 1994 have been examined by the Japanese tax authorities.

(6) SHORT-TERM BORROWINGS

  Short-term borrowings are summarized as follows:

                                                                  1995    1996
                                                                 ------- ------
      Bank borrowings, including overdraft...................... $ 7,984 $  926
      Trade notes discounted at banks with recourse.............   7,760  7,162
                                                                 ------- ------
                                                                 $15,744 $8,088
                                                                 ======= ======

  Short-term borrowings are secured by trade notes receivable with a net book value of $7,162 at the end of fiscal year 1996. The short-term borrowings had weighted average interest rates of 3.54%, 3.28% and 2.34% in fiscal years 1994, 1995 and 1996, respectively.

(7) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                  1995    1996
                                                                 ------- ------
      Mortgage debentures:
        1st Series, due November 1997, fixed interest rate of
         7.7%................................................... $ 1,188 $  952
        2nd Series, due September 1999, fixed interest rate of
         5.7%...................................................   3,563  2,855
      Loans from banks and other financial institutions,
       maturing 1995 to 2004, with weighted average interest
       rates of 4.2% and 3.46% in 1995 and 1996, respectively...  10,183  7,551
                                                                 ------- ------
      Total long-term debt......................................  14,934 11,358
      Less current portion of long-term debt....................   2,406  2,252
                                                                 ------- ------
      Net long-term debt........................................ $12,528 $9,106
                                                                 ======= ======

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)
  The mortgage debentures are secured by land and buildings with a net book value of $3,776 at the end of fiscal year 1996.

  At the end of fiscal year 1996, the Company has provided guarantees for up to $952 and $181 of bank borrowings by Met-Coil Ltd., Japan, a 50% owned affiliate, and SpeedFam India (Pvt.) Ltd., a subsidiary of the Company, respectively. The Company does not anticipate any loss from these arrangements.

  Annual maturities of long-term debt are as follows:

      FISCAL YEAR                                                        AMOUNT
      -----------                                                        -------
      1997.............................................................. $ 2,252
      1998..............................................................   2,916
      1999..............................................................   1,445
      2000..............................................................   3,621
      2001 and thereafter...............................................   1,124
                                                                         -------
                                                                         $11,358
                                                                         =======

(8) COMMITMENTS AND CONTINGENCIES

  The Company and its subsidiaries occupy certain manufacturing and office facilities and use certain equipment under noncancelable operating leases expiring at various dates through fiscal year 2001. Rental expense aggregated approximately $1,471, $1,500 and $1,635 in fiscal years 1994, 1995 and 1996, respectively.

  Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at the end of fiscal year 1996 are as follows:

      FISCAL YEAR                                                         AMOUNT
      -----------                                                         ------
      1997............................................................... $  799
      1998...............................................................    643
      1999...............................................................    546
      2000...............................................................    397
      2001 and thereafter................................................    133
                                                                          ------
          Total.......................................................... $2,518
                                                                          ======

  At the end of fiscal year 1996, outstanding commitments for the purchase of property, plant and equipment were approximately $5,024.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

(9) PENSION AND SEVERANCE BENEFITS

  The Company maintains pension and severance benefit plans for its employees. Employees who leave the Company upon retirement because of age or sever their connection with the Company for reasons other than dismissal for cause are entitled to lump-sum payments based on their current rate of pay and length of service.

  Effective June 1, 1984 the Company adopted an insured pension plan which also covers employees of SpeedFam Clean Systems Co., Ltd., the terms of which provide for the ultimate funding of retirement benefits when due. Premiums paid under the insured plan constitute the funding of the current costs of the liability under the plan and the funding of the related past service costs over a 15-year period.

  The funded status of the insured pension plan at the end of fiscal years 1995 and 1996 is as follows:

                                                                1995     1996
                                                               -------  -------
      Actuarial present value of benefit obligations:
        Vested benefits....................................... $(1,338) $(1,205)
        Nonvested benefits....................................     (46)     (26)
                                                               -------  -------
      Accumulated benefit obligation..........................  (1,384)  (1,231)
                                                               -------  -------
      Projected benefit obligation............................  (2,015)  (1,775)
      Plan assets at fair value...............................   1,785    1,656
                                                               -------  -------
      Projected benefit obligation in excess of plan assets...    (230)    (119)
      Unrecognized net loss...................................      76       19
      Unrecognized net obligation at transition...............     251      185
                                                               -------  -------
      Prepaid pension cost.................................... $    97  $    85
                                                               =======  =======

  The components of net periodic pension cost for the insured pension plan are shown below:

                                                               1994  1995  1996
                                                               ----  ----  ----
      Service cost for benefits earned during the year........ $167  $204  $176
      Interest cost on projected benefit obligation...........   69    89    87
      Actual return on plan assets............................  (41)  (46)  (39)
      Net amortization and deferral...........................   25    19    10
                                                               ----  ----  ----
                                                               $220  $226  $234
                                                               ====  ====  ====
      Significant actuarial assumptions:
        Discount rate.........................................  5.5%  5.5%  5.5%
        Rate of salary increase...............................  3.0%  3.0%  3.0%
        Expected long-term return on plan assets..............  3.0%  3.0%  3.0%

  Plan assets represent the Company's share of funds invested by a trustee in pooled accounts comprised of cash in bank and real estate.

  A separate retirement benefits program for directors and statutory auditors is not covered by the pension plan described above. The program provides that directors and statutory auditors who retire or sever their connection with the Company are entitled to lump-sum payments based on current rates of pay, determined according to their title and the length of service. Directors and statutory auditors may also be granted, at the discretion of the Company, additional lump-sum payments for meritorious service. It is not the policy of the Company to fund these retirement and severance benefits, but provision has been made in the financial statements for the estimated accrued liabilities under the plan. The liability related to these retirement benefits included in

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)
the accompanying consolidated balance sheets at the end of fiscal years 1995 and 1996 amounted to $2,256 and $3,150, respectively. The plan was amended during fiscal year 1996 and the resulting past service cost of $1,104 is being amortized over a period of five years. Unamortized past service cost at the end of fiscal year 1996 amounting to $883 is classified as other assets in the accompanying consolidated balance sheets. The retirement benefits expense amounted to $165, $181, and $520 in fiscal years 1994, 1995 and 1996, respectively.

  Two subsidiaries of the Company have separate employee retirement and severance plan arrangements. Payments with respect to voluntary severance are less in amount than payments for involuntary severance and retirement. The subsidiaries have recorded estimated liabilities in the accompanying consolidated balance sheets at the end of fiscal years 1995 and 1996 of $338 and $272, respectively, based upon the amount, net of the benefits to be paid by a government-sponsored small enterprise mutual aid retirement fund, which would be payable if all employees had to retire voluntarily. Plan assets plus the accrual liability approximate vested benefits. The expense related to these employee retirement and severance plans amounted to $20, $20 and $222 in fiscal years 1994, 1995 and 1996, respectively. The Company believes that the effect of not adopting Statement of Financial Accounting Standard No. 87, "Employers' Accounting for Pensions" for these plans is not material to the consolidated financial statements.


(10) LEGAL RESERVE AND CASH DIVIDENDS

  The Japanese Commercial Code provides that earnings in an amount equal to at least 10% of retained earnings be appropriated as a legal reserve until such reserve equals 25% of stated common stock. This legal reserve is not available for dividends but may be used to reduce a deficit or may be transferred to stated common stock. Certain foreign subsidiaries are also required to appropriate their earnings to legal reserves under the laws of the respective countries. The legal reserve included as a component of retained earnings at the end of fiscal years 1995 and 1996 amounted to $310 and $513, respectively.

  On July 20, 1995, shareholders approved the capitalization of a portion of fiscal year 1995 earnings through an in-substance stock dividend amounting to $454 by issuing 78,000 shares of new common stock with a par value of six U.S. dollars per share (0.65 new share against each issued and outstanding share at the end of fiscal year 1995).

  The accompanying consolidated financial statements do not reflect dividends of $942 ($4.76 per share) declared subsequent to fiscal year 1996 by the Board of Directors related to fiscal year 1996.

(11)RELATED PARTY TRANSACTIONS

  The following is a summary of SpeedFam Co., Ltd. and consolidated subsidiaries' transactions with SpeedFam International, Inc.

                                                            1994   1995   1996
                                                           ------ ------ ------
      Sales to SpeedFam International, Inc................ $3,121 $2,984 $7,140
      Purchases from SpeedFam International, Inc.......... $  134 $  251 $1,696
      Commission income................................... $   91 $  125 $  355
      Commission expense.................................. $1,991 $2,952 $6,458

  The following is summary of SpeedFam Co., Ltd. transactions with Met-Coil Ltd., a 50% owned affiliate accounted for by the equity method:

                                                            1994   1995   1996
                                                           ------ ------ ------
      Sales to Met-Coil Ltd............................... $  281 $  148 $  865
      Purchases from Met-Coil Ltd......................... $  767 $  836 $1,026
      Interest income..................................... $   50 $   14 $   28
      Interest expense.................................... $    3 $    5 $  --

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                            (DOLLARS IN THOUSANDS)

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments at April 30, 1995 and 1996 include cash equivalents, trade receivables, short-term investments, short-term loans, trade payables, noncurrent receivables and long-term debt. The carrying amount of cash equivalents, trade receivables, short-term loans and trade payables approximates fair value because of the short maturity of these instruments. The fair value of short-term investments has been determined based on quoted market prices and approximate their financial statement carrying values. The fair value of the Company's noncurrent receivables and long-term debt has been determined based on discounted cash flows using current interest rates of similar instruments and are not materially different from their financial statement carrying values.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

  ITEM 10, 11, 12 AND 13. These items, constituting Part III of the Form 10-K, have been omitted from this annual report pursuant to the provisions of Instruction G to Form 10-K, because a definitive proxy statement, which is incorporated herein by reference, except for the report of the compensation committee of the board of directors and the performance graph, will be filed on or about September 9, 1996. Information required for executive officers is included in Part I, Item 1.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements:

       See Part II, Item 8

    (2) Financial Statement Schedules:

                                                                            PAGE
                                                                            ----
      Report of Independent Public Accountants............................. S-1
      Schedule I........................................................... S-2
      Schedule II.......................................................... S-4


    (3) Exhibits filed:
       See Exhibit Index.

  (b)Reports filed on Form 8-K:

      None.

  (c)Exhibits filed:

      See Exhibit Index.

  (d)Financial Statements Omitted from Annual Report to Security Holders:

      None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SpeedFam International, Inc.

                                                 /s/ James N. Farley
                                          _____________________________________
                                          James N. Farley
                                           Chairman of the Board and Chief
                                           Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                             TITLE                    DATE
                ----                             -----                    ----


      /s/ James N. Farley            Chairman, Chief Executive      August 13, 1996
____________________________________   Officer and Director
          James N. Farley

       /s/ Makoto Kouzuma            President, Chief Operating     August 13, 1996
____________________________________   Officer and Director
           Makoto Kouzuma

      /s/ Roger K. Marach            Treasurer, Assistant           August 13, 1996
____________________________________   Secretary and Chief
          Roger K. Marach              Financial Officer
                                       (Principal financial and
                                       accounting officer)

       /s/ Neil R. Bonke             Director                       August 13, 1996
____________________________________
           Neil R. Bonke

      /s/ Thomas J. McCook           Director                       August 13, 1996
____________________________________
          Thomas J. McCook

        /s/ Stuart Meyer             Director                       August 13, 1996
____________________________________
          Dr. Stuart Meyer

       /s/ Robert Miller             Director                       August 13, 1996
____________________________________
           Robert Miller

      /s/ Carl S. Pedersen           Director                       August 13, 1996
____________________________________
          Carl S. Pedersen


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
SpeedFam International, Inc.:

  Under date of July 3, 1996, we reported on the consolidated balance sheets of SpeedFam International, Inc. and consolidated subsidiaries as of May 31, 1995 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1996, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14(a)(2) of the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick llp

July 3, 1996
Chicago, Illinois

                                                                      SCHEDULE I

                 SPEEDFAM INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONDENSED FINANCIAL INFORMATION OF

                          SPEEDFAM INTERNATIONAL, INC.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    MAY 31,
                                                                ---------------
                                                                 1995    1996
                                                                ------- -------
                            ASSETS
                            ------
Current assets:
  Cash and cash equivalents.................................... $     1 $ 7,228
  Due from affiliated companies................................     173  16,699
  Prepaid expenses and other current assets....................     536   1,762
                                                                ------- -------
Total current assets...........................................     709  25,689
Investments in subsidiaries and affiliates.....................  27,468  35,595
Property, plant and equipment, net.............................      54   2,624
Other assets...................................................     670     820
                                                                ------- -------
                                                                $28,901 $64,728
                                                                ======= =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Current portion of long-term debt............................ $   207 $   400
  Accounts payable.............................................     156     149
  Due to affiliates............................................   4,486       2
  Accrued expenses.............................................     328     770
  Income taxes.................................................     317   1,381
                                                                ------- -------
Total current liabilities......................................   5,494   2,702
Long-term debt.................................................     534   2,000
Deferred income taxes..........................................     253     420
Stockholders' equity...........................................  22,620  59,606
                                                                ------- -------
                                                                $28,901 $64,728
                                                                ======= =======

                             STATEMENTS OF EARNINGS

                                                            YEARS ENDED,
                                                        -----------------------
                                                         1994    1995    1996
                                                        ------  ------  -------
Revenue................................................ $   71  $   96  $    22
Cost and operating expenses............................    798     648      251
Other income (expense).................................    251    (151)     342
                                                        ------  ------  -------
Earnings (loss) before income taxes and equity in net
 earnings of subsidiaries and affiliates...............   (476)   (703)     113
Income tax expense (benefit)...........................   (379)     (3)      51
Equity in net earnings of subsidiaries and affiliates..  2,325   2,275   11,664
                                                        ------  ------  -------
Net earnings........................................... $2,228  $1,575  $11,726
                                                        ======  ======  =======

                 SPEEDFAM INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONDENSED FINANCIAL INFORMATION OF
                          SPEEDFAM INTERNATIONAL, INC.

                            STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                          YEARS ENDED,
                                                    --------------------------
                                                     1994     1995      1996
                                                    -------  -------  --------
Cash flows from operating activities:
  Net earnings..................................... $ 2,228  $ 1,575  $ 11,726
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Equity in net earnings of subsidiaries and
     affiliates....................................  (2,325)  (2,275)  (11,664)
    Depreciation and amortization..................      90       92       117
    Provision for deferred income taxes............    (302)     (75)   (1,121)
    Gains on sales of assets.......................      (7)     (15)      --
    Increase in cash surrender value...............    (119)    (138)     (142)
    Gain on disposal of FamTec A.G.................    (411)     --        --
    Change in assets and liabilities...............   1,055    1,037   (19,368)
                                                    -------  -------  --------
  Cash flows (used in) provided by operating
   activities......................................     209      201   (20,452)
                                                    -------  -------  --------
  Cash flows from investing activities:
    Capital expenditures...........................     (80)     (42)   (2,589)
    Proceeds from sales of assets..................      21       42       --
    Dividends from subsidiaries and affiliates.....      77       90       163
    Other investing activities.....................     (28)     (32)      (22)
                                                    -------  -------  --------
Net cash provided by (used in) investing
 activities........................................     (10)      58    (2,448)
                                                    -------  -------  --------
Cash flows from financing activities:
  Treasury transactions, net.......................       8      (35)       17
  Net proceeds from issuance of common stock.......     --       --     28,284
  Proceeds from exercise of stock options..........     --       --        254
  Proceeds from long-term debt.....................     --       --      2,500
  Principal payments on long-term debt.............    (267)    (224)     (928)
                                                    -------  -------  --------
Net cash provided by (used in) financing
 activities........................................    (259)    (259)   30,127
                                                    -------  -------  --------
Net increase (decrease) in cash and cash
 equivalents.......................................     (60)     --      7,227
Cash and cash equivalents at beginning of year.....      61        1         1
                                                    -------  -------  --------
Cash and cash equivalents at end of year........... $     1  $     1  $  7,228
                                                    =======  =======  ========

                                                                     SCHEDULE II

                          SPEEDFAM INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
       FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MAY 31, 1995
                             (DOLLARS IN THOUSANDS)

                                    CHARGED   CHARGED TO
                                      TO    OTHER ACCOUNTS  DEDUCTIONS
                         BALANCE AT  COSTS   (TRANSLATION  (WRITE-OFFS  BALANCE
                         BEGINNING    AND   ADJUSTMENT AND     AND      AT END
      DESCRIPTION         OF YEAR   EXPENSE  RECOVERIES)   ADJUSTMENTS) OF YEAR
      -----------        ---------- ------- -------------- ------------ -------
Allowance for doubtful
 accounts:
  1994..................    $209         7        (7)            17     $  192
  1995..................    $192         3         7             15     $  187
  1996..................    $187       314       --               6     $  495
                                    CHARGED
                                      TO      CHARGED TO    DEDUCTIONS
                         BALANCE AT  COSTS  OTHER ACCOUNTS   (WRITE-    BALANCE
                         BEGINNING    AND    (TRANSLATION    OFFS OF    AT END
      DESCRIPTION         OF YEAR   EXPENSE  ADJUSTMENTS)   INVENTORY)  OF YEAR
      -----------        ---------- ------- -------------- ------------ -------
Inventory obsolescence:
  1994..................    $826         4        (4)           665     $  161
  1995..................    $161       305         7            121     $  352
  1996..................    $352     1,804       --           1,097     $1,059
                                    CHARGED
                                      TO
                         BALANCE AT  COSTS                              BALANCE
                         BEGINNING    AND     CHARGED TO    DEDUCTIONS  AT END
      DESCRIPTION         OF YEAR   EXPENSE OTHER ACCOUNTS FROM RESERVE OF YEAR
      -----------        ---------- ------- -------------- ------------ -------
Warranty reserve:
  1994..................    $160       420       --             100     $  480
  1995..................    $480      (145)      --             135     $  200
  1996..................    $200     2,285       --             --      $2,485

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                            DESCRIPTION                             PAGE
 -------                           -----------                             ----
  3.1    Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration
         Statement on Form S-1, File No. 33-95628).
  3.2    Amended Bylaws of the Registrant.
 10.1    Revolving Credit Agreement between the Registrant and The First
         National Bank of Chicago and Firstar Bank Milwaukee, N.A. dated
         April 15, 1996.
 10.2    Joint Venture Agreement between the Registrant and Obara
         Corporation, dated November 14, 1970 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on
         Form S-1, File No. 33-95628).
 10.3    License and Technical Service Agreement between the Registrant and SpeedFam Co., Ltd., dated November 14, 1970 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration
         Statement on Form S-1, File No. 33-95628).
 10.4    Amendment to License and Technical Service Agreement between the Registrant and SpeedFam Co., Ltd., dated July 24, 1995
         (incorporated by reference to Exhibit 10.5 to the Registrant's
         Registration Statement on Form S-1, File No. 33-95628).
 10.5    Joint Venture Agreement between the Registrant and Fujimi
         Incorporated, dated September 7, 1984 (incorporated by
         reference to Exhibit 10.6 to the Registrant's Registration
         Statement on Form S-1, File No. 33-95628).
 10.6    Distributorship Agreement between the Registrant and Fujimi
         Incorporated, dated October 1, 1994 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on
         Form S-1, File No. 33-95628).
 10.7    Amendment to Distributorship Agreement between the Registrant and Fujimi Incorporated, dated August 3, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant's Registration
         Statement on Form S-1, File No. 33-95628).
 10.8    Registrant's 1991 Stock Option Plan ("1991 Plan") (incorporated by reference to Exhibit 10.9 to the Registrant's Registration
         Statement on Form S-1, File No. 33-95628).
 10.9    Registrant's 1995 Stock Option Plan ("1995 Plan") (incorporated by reference to Exhibit 10.10 to the Registrant's Registration
         Statement on Form S-1, File No. 33-95628).
 10.10   Registrant's 1995 Stock Purchase Plan (incorporated by
         reference to Exhibit 10.11 to the Registrant's Registration
         Statement on Form S-1, File No. 33-95628).
 10.11   SpeedFam Employees' Savings and Profit Sharing Plan and Trust,
         as amended and restated June 1, 1989 (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on
         Form S-1, File No. 33-95628).
 10.12   Employment Agreement between the Registrant and James N. Farley
         (incorporated by reference to Exhibit 10.13 to the Registrant's
         Registration Statement on Form S-1, File No. 33-95628).
 10.13   Employment Agreement between the Registrant and Makoto Kouzuma
         (incorporated by reference to Exhibit 10.14 to the Registrant's
         Registration Statement on Form S-1, File No. 33-95628).
 10.14   Employment Agreement between the Registrant and Roger K. Marach
         (incorporated by reference to Exhibit 10.15 to the Registrant's
         Registration Statement on Form S-1, File No. 33-95628).
 10.15   Employment Agreement between the Registrant's subsidiary and
         Christopher E. Augur (incorporated by reference to Exhibit
         10.16 to the Registrant's Registration Statement on Form S-1,
         File No. 33-95628).

 EXHIBIT
 NUMBER                            DESCRIPTION                             PAGE
 -------                           -----------                             ----
 10.16   Employment Agreement between the Registrant's subsidiary and
         Robert F. Smith (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1,
         File No. 33-95628).
 11.1    Statement Re Computation of Per Share Earnings.
 21.1    Subsidiaries of the Registrant (incorporated by reference to
         Exhibit 21.1 to the Registrant's Registration Statement on Form
         S-1, File No. 33-95628).
 23.1    Consent of KPMG Peat Marwick LLP.