Form 10-K/A
period 1996-05-31
SPEEDFAM INTERNATIONAL INC
filed 1996-09-05
CIK 949301

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               FORM 10-K/A

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

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM
 NO.                               CAPTION                               PAGE
 ----                              -------                              -------

                                     PART I

  1.  Business........................................................     1
  2.  Properties......................................................    13
  3.  Legal Proceedings...............................................    13
  4.  Submission of Matters to a Vote of Security Holders.............    14

                                    PART II

  5.  Market for Common Equity and Related Shareholder Matters........    14
  6.  Selected Financial Data.........................................    14
       Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations...........................................    16
  8.  Financial Statements and Supplementary Data.....................    25
       Changes in and Disagreements with Accountants on Accounting and
  9.  Financial Disclosure............................................    59

                                    PART III

 10.  Directors and Executive Officers of the Company.................    59
 11.  Executive Compensation..........................................    59
 12.  Security Ownership of Certain Beneficial Owners and Management..    59
 13.  Certain Relationships and Related Transactions..................    59

                                    PART IV

       Exhibits, Financial Statement Schedules, and Reports on Form 8-
 14.  K...............................................................    59
      Signatures......................................................    60
      List of Exhibits................................................  EXHIBIT
                                                                         INDEX

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

 Backlog

  Backlog of orders for capital equipment, parts, expendables and slurries decreased to approximately $52.1 million at July 31, 1996, from approximately $63.1 million at July 31, 1995. Approximately $40.6 million, or 77.8% of the total backlog at July 31, 1996, is comprised of orders for capital equipment. The Company's backlog does not include orders for capital equipment or other products manufactured by the Far East Joint Venture and distributed by the Company in the U.S. and Europe for which the Company receives commissions. The time between the placing of orders and shipment of parts, expendables and slurries is significantly less than for capital equipment and as a result, the Company's backlog consists primarily of orders for capital equipment. The Company includes in its backlog only those customer orders for which it has accepted signed purchase orders with assigned delivery dates within 12 months. Orders generally carry a stipulation that customers may incur a penalty in the event of cancellation. However, there can be no assurance that orders will not be cancelled by customers or that the Company will obtain a meaningful penalty payment. As a result of systems and equipment ordered and shipped in the same quarter, possible changes in delivery schedules, occasional cancellation of orders and delays in product shipments, the Company's backlog at any particular date may not be indicative of actual sales for any succeeding period.

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

                                                    YEAR ENDED APRIL 30,
                                                  -------------------------
                                                   1994     1995     1996
                                                  ------- -------- --------
                                                         (in thousands)
Consolidated Statement of Earnings Data:
Net sales........................................ $87,217 $108,664 $161,169
Gross profit..................................... $23,812 $ 31,576 $ 54,257
Operating profit................................. $ 2,908 $  6,467 $ 19,959
Net earnings(1).................................. $ 1,084 $  2,169 $  9,637
Consolidated Balance Sheet Data (at period end):
Working capital.................................. $18,377 $ 23,779 $ 23,526
Total assets..................................... $86,869 $110,813 $126,551
Long-term debt, less current portion............. $12,387 $ 12,528 $  9,106
Stockholders' equity............................. $26,641 $ 34,215 $ 37,091

- --------
(1) Approximately one-half of such amount is recognized by the Company on the equity method as "equity in net earnings of affiliates."

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
                                                                       ===

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SFAM." Public trading of the Common Stock commenced on October 10, 1995. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock as reported by Nasdaq for the periods indicated:

                                                                  HIGH     LOW
                                                                 ------- -------
Fiscal 1996
  Second Quarter (from October 10, 1995)........................ $18 1/4 $11 1/8
  Third Quarter.................................................  16 1/2   9 1/2
  Fourth Quarter................................................  22      12
Fiscal 1997
  First Quarter (through August 9, 1996)........................ $20 1/8 $12

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

  As of July 31, 1996, the Company had spent $3.6 million in land and construction costs for a new corporate headquarters and manufacturing facility in Chandler, Arizona. The Company presently estimates the total costs to be incurred for the project will be approximately $16.5 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

Independent Auditors' Report..............................................   26
Consolidated Balance Sheets--at the end of fiscal years 1995 and 1996.....   27
Consolidated Statements of Earnings--for the fiscal years 1994, 1995 and
 1996.....................................................................   28
Consolidated Statements of Stockholders' Equity--for the fiscal years
 1994, 1995 and 1996......................................................   29
Consolidated Statements of Cash Flows--for the fiscal years 1994, 1995 and
 1996.....................................................................   30
Notes to Consolidated Financial Statements................................   31

SPEEDFAM CO., LTD. AND CONSOLIDATED SUBSIDIARIES

Independent Auditors' Report..............................................   44
Consolidated Balance Sheets--at the end of fiscal years 1995 and 1996.....   45
Consolidated Statements of Earnings--for the fiscal years 1994, 1995 and
 1996.....................................................................   46
Consolidated Statements of Shareholders' Equity--for the fiscal years
 1994, 1995 and 1996......................................................   47
Consolidated Statements of Cash Flows--for the fiscal years 1994, 1995 and
 1996.....................................................................   48
Notes to Consolidated Financial Statements................................   49

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

 (j) Net Earnings Per Share

  Net earnings per share data has been computed using the weighted average number of shares of common stock and common equivalent shares from stock options (when dilutive using the treasury stock method). Stock options issued during the twelve month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented (even if antidilutive using the treasury stock method and the initial public offering price).

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

                NAME                             TITLE                    DATE
                ----                             -----                    ----


      /s/ James N. Farley            Chairman, Chief Executive     September 4, 1996
____________________________________   Officer and Director
          James N. Farley

       /s/ Makoto Kouzuma            President, Chief Operating    September 4, 1996
____________________________________   Officer and Director
           Makoto Kouzuma

      /s/ Roger K. Marach            Treasurer, Assistant          September 4, 1996
____________________________________   Secretary and Chief
          Roger K. Marach              Financial Officer
                                       (Principal financial and
                                       accounting officer)

       /s/ Neil R. Bonke             Director                      September 4, 1996
____________________________________
           Neil R. Bonke

      /s/ Thomas J. McCook           Director                      September 4, 1996
____________________________________
          Thomas J. McCook

        /s/ Stuart Meyer             Director                      September 4, 1996
____________________________________
          Dr. Stuart Meyer

       /s/ Robert Miller             Director                      September 4, 1996
____________________________________
           Robert Miller

      /s/ Carl S. Pedersen           Director                      September 4, 1996
____________________________________
          Carl S. Pedersen


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
                                                    =======  =======  ========

                                                                     SCHEDULE II

                          SPEEDFAM INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
       FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MAY 31, 1995
                             (DOLLARS IN THOUSANDS)

                                    CHARGED   CHARGED TO
                                      TO    OTHER ACCOUNTS  DEDUCTIONS
                         BALANCE AT  COSTS   (TRANSLATION  (WRITE-OFFS  BALANCE
                         BEGINNING    AND   ADJUSTMENT AND     AND      AT END
      DESCRIPTION         OF YEAR   EXPENSE  RECOVERIES)   ADJUSTMENTS) OF YEAR
      -----------        ---------- ------- -------------- ------------ -------
Allowance for doubtful
 accounts:
  1994..................    $209         7        (7)            17     $  192
  1995..................    $192         3         7             15     $  187
  1996..................    $187       314       --               6     $  495
                                    CHARGED
                                      TO      CHARGED TO    DEDUCTIONS
                         BALANCE AT  COSTS  OTHER ACCOUNTS   (WRITE-    BALANCE
                         BEGINNING    AND    (TRANSLATION    OFFS OF    AT END
      DESCRIPTION         OF YEAR   EXPENSE  ADJUSTMENTS)   INVENTORY)  OF YEAR
      -----------        ---------- ------- -------------- ------------ -------
Inventory obsolescence:
  1994..................    $826         4        (4)           665     $  161
  1995..................    $161       305         7            121     $  352
  1996..................    $352     1,804       --           1,097     $1,059
                                    CHARGED
                                      TO
                         BALANCE AT  COSTS                              BALANCE
                         BEGINNING    AND     CHARGED TO    DEDUCTIONS  AT END
      DESCRIPTION         OF YEAR   EXPENSE OTHER ACCOUNTS FROM RESERVE OF YEAR
      -----------        ---------- ------- -------------- ------------ -------
Warranty reserve:
  1994..................    $160       420       --             100     $  480
  1995..................    $480      (145)      --             135     $  200
  1996..................    $200     2,285       --             --      $2,485

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
   3.1   Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration
         Statement on Form S-1, File No. 33-95628).
  *3.2   Amended Bylaws of the Registrant.
 *10.1   Revolving Credit Agreement between the Registrant and The First
         National Bank of Chicago and Firstar Bank Milwaukee, N.A. dated
         April 15, 1996.
  10.2   Joint Venture Agreement between the Registrant and Obara
         Corporation, dated November 14, 1970 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on
         Form S-1, File No. 33-95628).
  10.3   License and Technical Service Agreement between the Registrant and SpeedFam Co., Ltd., dated November 14, 1970 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration
         Statement on Form S-1, File No. 33-95628).
  10.4   Amendment to License and Technical Service Agreement between the
         Registrant and SpeedFam Co., Ltd., dated July 24, 1995
         (incorporated by reference to Exhibit 10.5 to the Registrant's
         Registration Statement on Form S-1, File No. 33-95628).
  10.5   Joint Venture Agreement between the Registrant and Fujimi
         Incorporated, dated September 7, 1984 (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on
         Form S-1, File No. 33-95628).
  10.6   Distributorship Agreement between the Registrant and Fujimi
         Incorporated, dated October 1, 1994 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on
         Form S-1, File No. 33-95628).
  10.7   Amendment to Distributorship Agreement between the Registrant and Fujimi Incorporated, dated August 3, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant's Registration
         Statement on Form S-1, File No. 33-95628).
  10.8   Registrant's 1991 Stock Option Plan ("1991 Plan") (incorporated by reference to Exhibit 10.9 to the Registrant's Registration
         Statement on Form S-1, File No. 33-95628).
  10.9   Registrant's 1995 Stock Option Plan ("1995 Plan") (incorporated by reference to Exhibit 10.10 to the Registrant's Registration
         Statement on Form S-1, File No. 33-95628).
  10.10  Registrant's 1995 Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on
         Form S-1, File No. 33-95628).
  10.11  SpeedFam Employees' Savings and Profit Sharing Plan and Trust,
         as amended and restated June 1, 1989 (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on
         Form S-1, File No. 33-95628).
  10.12  Employment Agreement between the Registrant and James N. Farley
         (incorporated by reference to Exhibit 10.13 to the Registrant's
         Registration Statement on Form S-1, File No. 33-95628).
  10.13  Employment Agreement between the Registrant and Makoto Kouzuma
         (incorporated by reference to Exhibit 10.14 to the Registrant's
         Registration Statement on Form S-1, File No. 33-95628).
  10.14  Employment Agreement between the Registrant and Roger K. Marach
         (incorporated by reference to Exhibit 10.15 to the Registrant's
         Registration Statement on Form S-1, File No. 33-95628).
  10.15  Employment Agreement between the Registrant's subsidiary and
         Christopher E. Augur (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, File No.
         33-95628).

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
  10.16  Employment Agreement between the Registrant's subsidiary and
         Robert F. Smith (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1,
         File No. 33-95628).
 *11.1   Statement Re Computation of Per Share Earnings.
  21.1   Subsidiaries of the Registrant (incorporated by reference to
         Exhibit 21.1 to the Registrant's Registration Statement on Form
         S-1, File No. 33-95628).
 *23.1   Consent of KPMG Peat Marwick LLP.

- --------

   *Previously filed.