Form 10-Q
period 1996-08-31
SPEEDFAM INTERNATIONAL INC
filed 1996-10-15
CIK 949301

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended August 31, 1996

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                    ------------    ------------

                         Commission File Number 0-26784

                          SPEEDFAM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                Illinois                                    36-2421613
 -----------------------------------------         ----------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)

   7406 West Detroit, Chandler, Arizona                       85226
 -----------------------------------------         ----------------------------
  (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code (602) 961-2175

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X            No
                                -------            ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 11, 1996).

                 Common Stock, no par value: 10,597,593 shares
================================================================================

                         SPEEDFAM INTERNATIONAL, INC.


                                     INDEX

                                                                                      Page
                                                                                      ----
Part I         Financial Information

     Item 1.        Financial Statements

                       Condensed Consolidated Balance Sheets
                       August 31, 1996 and May 31, 1996................................  2

                       Condensed Consolidated Statements of Earnings
                       Three Months Ended August 31, 1996 and 1995.....................  3

                       Condensed Consolidated Statements of Cash Flows
                       Three Months Ended August 31, 1996 and 1995.....................  4

                       Notes to Condensed Consolidated Financial Statements............  5

     Item 2.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..........................................  8

Part II        Other Information

     Item 6.        Exhibits and Reports on Form 8-K................................... 12

Signature.............................................................................. 13

Exhibit Index

     Exhibit 10     Amendment No. 1 to Revolving Credit Agreement Between the
                      Registrant and the First National Bank of Chicago and Firstar
                      Bank Milwaukee, N.A. dated September 13, 1996.

     Exhibit 11     Computation of Net Earnings Per Share

     Exhibit 27     Financial Data Schedule


PART I - FINANCIAL INFORMATION

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                               AUGUST 31,     MAY 31,
                                                  1996          1996
                                               ----------     -------

                 ASSETS
Current assets:
 Cash and cash equivalents                       $  4,507     $ 10,871
 Trade accounts and notes receivable, net          32,868       34,693
 Inventories                                       31,239       27,931
 Other current assets                               2,300        2,470
                                                 --------     --------
  Total current assets                             70,914       75,965
Investments in affiliates                          22,040       20,450
Property, plant and equipment, net                 11,798        9,969
Other assets                                        1,871        1,600
                                                 --------     --------
  Total assets                                   $106,623     $107,984
                                                 ========     ========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings and current
  portion of long-term debt                      $    654     $    727
 Accounts payable and due to affiliates            21,148       26,460
 Customer deposits                                  6,894        4,814
 Other current liabilities                         10,593       12,771
                                                 --------     --------
  Total current liabilities                        39,289       44,772
                                                 --------     --------
Long-term liabilities:
 Long-term debt                                     2,362        2,593
 Deferred income taxes                                583          580
                                                 --------     --------
  Total long-term liabilities                       2,945        3,173
                                                 --------     --------
Shareholders' equity
 Common stock, no par value,
   20,000,000 shares authorized, 10,580,613
   and 10,514,868 shares issued and
   outstanding at August 31 and
   May 31, 1996, respectively                           1            1
 Additional paid-in capital                        26,695       26,174
 Retained earnings                                 33,285       29,247
 Foreign currency translation adjustment            4,408        4,617
                                                 --------     --------
     Total shareholders' equity                    64,389       60,039
                                                 --------     --------
     Total liabilities and                       $106,623     $107,984
      shareholders' equity                       ========     ========

    See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
            (dollars and shares in thousands, except per share data)

                                         Three Months Ended
                                             August 31,
                                        ---------------------
                                           1996       1995
                                        ----------  ---------
Revenue:
 Net sales                                 $38,059    $17,633
 Commissions from affiliate                  1,669        183
                                           -------    -------
  Total revenue                             39,728     17,816
Cost of sales                               25,782     12,766
                                           -------    -------
  Gross margin                              13,946      5,050
 Research, development and engineering       3,781      1,195
 Selling, general and administrative         6,805      3,482
                                           -------    -------
Operating profit                             3,360        373
Interest expense                               (78)      (271)
Other expense, net                            (367)      (225)
                                           -------    -------
Earnings (loss) from consolidated
 companies before income taxes               2,915       (123)
Income tax expense (benefit)                 1,063        (27)
                                           -------    -------
Earnings (loss) from consolidated
 companies                                   1,852        (96)
Equity in net earnings of affiliates         2,186        800
                                           -------    -------
Net earnings                               $ 4,038    $   704
                                           =======    =======
Net earnings per share                       $0.36      $0.09
                                           =======    =======
Weighted average common and common
 equivalent shares                          11,277      8,248
                                           =======    =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED AUGUST 31, 1996 AND  1995
                            (dollars in thousands)

                                                  THREE MONTHS ENDED
                                                      AUGUST 31,
                                                 --------------------
                                                   1996       1995
                                                 --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                       $ 4,038   $   704
 Adjustments to reconcile net
 earnings to net cash used in
 operating activities:
   Equity in net earnings of affiliates              (2,186)     (800)
   Depreciation and amortization                        463       178
   Discount on sale of stock to
    employees                                           191        --
   Other                                                (24)        6
   Changes in assets and liabilities:
     Decrease in trade accounts and
      notes receivable                                1,864     4,014
     Increase in inventories                         (3,363)   (3,923)
     (Increase) decrease in other
      current assets                                    191      (455)
     Decrease in accounts payable and
      due to affiliates                              (5,436)   (2,788)
     Increase (decrease) in accrued
      expenses, customer deposits
       and other liabilities                           (154)    1,974
                                                 ----------   -------
 Net cash used in operating activities               (4,416)   (1,090)
                                                 ----------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                (2,295)     (550)
 Other investing activities                             236      (269)
                                                 ----------   -------
 Net cash used in investing activities               (2,059)     (819)
                                                 ----------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from exercise of stock options                 57        --
 Proceeds from sale of stock to
  employees                                             273        --
 Treasury stock transactions                             --        16
 Increase in short-term borrowings                        4       293
 Proceeds from long-term debt                            --     1,023
 Principal payments on long-term debt                  (312)     (172)
                                                 ----------   -------
 Net cash provided by financing
  activities                                             22     1,160
                                                 ----------   -------
 Effects of foreign currency rate
  changes on cash                                        89       (39)
 Net decrease in cash and cash                   ----------   -------
  equivalents                                        (6,364)     (788)
 Cash and cash equivalents at beginning
  of year                                            10,871     1,095
                                                 ----------   -------
 Cash and cash equivalents at August
  31, 1996 and 1995                                 $ 4,507   $   307
                                                 ==========   =======

    See Accompanying Notes to Condensed Consolidated Financial Statements.

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)

(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by management without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended May 31, 1996, as filed with the Securities and Exchange Commission on September 5, 1996 as part of its Annual Report on Form 10-K/A. In the opinion of management the information furnished herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented. Results of operations for the three months ended August 31, 1996 are not necessarily indicative of results to be expected for the full fiscal year.


(2)  INVENTORIES
     The components of inventory were:


                                           August 31,           May 31,
                                              1996                1996
                                           -----------         ----------
          Raw materials                       $ 15,996          $  14,626
          Work-in-process                        9,097             10,777
          Finished goods                         6,146              2,528
                                           -----------         ----------
                                              $ 31,239          $  27,931
                                           ===========         ==========

(3)  INVESTMENTS IN AFFILIATES

     The Company owns a 50% interest in SpeedFam Co., Ltd. which is translated in accordance with SFAS No. 52. The Company's equity interest in SpeedFam Co., Ltd. was $19,717 and $18,545 at August 31, 1996 and at May 31, 1996,
     respectively based on the balance sheet of SpeedFam Co., Ltd. at July 31, 1996 and April 30, 1996, respectively. The remaining equity interest included in investments in affiliates relates to the Company's 50% ownership interest in Fujimi Corporation. Condensed consolidated financial statements of SpeedFam Co., Ltd., which are consolidated on a fiscal year that ends April 30, are as follows:

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

                                 BALANCE SHEETS

                                                     JULY 31,      APRIL 30,
                                                       1996          1996
                                                   -----------   -------------
                 Assets
 Total current assets                                 $112,278      $ 98,492
 Investment in affiliates                                  868           891
 Property, plant and equipment, net                     23,144        20,161
 Deferred income taxes and other assets                  8,192         7,007
                                                      --------      --------
      Total assets                                    $144,482      $126,551
                                                      ========      ========

Liabilities and Stockholders'
 Equity
 Total current liabilities                            $ 87,699      $ 74,966
 Long-term debt                                         10,648         9,106
 Other long-term liabilities                             6,700         5,388
 Stockholders' equity
   Common stock                                            664           664
   Retained earnings                                    29,857        26,943
   Foreign currency translation
    adjustment                                           8,789         9,346
   Unrealized gains on marketable
    securities                                             125           138
     Total liabilities and                            --------      --------
      stockholders' equity                            $144,482      $126,551
                                                      ========      ========

                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                                       Three Months Ended
                                                            July 31,
                                                     ----------------------
                                                        1996        1995
                                                     ----------  ----------
Net sales                                              $56,750     $37,417
Costs and operating expenses                            48,792      33,625
                                                       -------     -------
Earnings before income taxes                             7,958       3,792
Income taxes                                             4,103       2,158
                                                       -------     -------
Net earnings before minority interest                    3,855       1,634
Minority interest                                           34         (26)
                                                       -------     -------
Net earnings                                             3,821       1,660

Beginning retained earnings                             26,943      18,036
Dividends                                                 (907)       (276)
Transfers to capital                                        --        (454)
                                                       -------     -------
Ending retained earnings                               $29,857     $18,966
                                                       =======     =======

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in thousands)

(4) In fiscal year 1996, the Company entered into an unsecured credit agreement with two U.S. banks. The credit agreement includes a $22,500 revolving line of credit maturing April 14, 1999. As of September 13, 1996, the Company had negotiated an amendment to the credit facility, providing for an additional $14,000 in a 5-year unsecured term loan to fund the construction of a new corporate headquarters and manufacturing facility in Chandler, Arizona. The loan's principal is to be repaid in fifteen (15) quarterly installments of $350 each beginning in October of 1997. Interest accrues and is paid monthly on the outstanding balance at LIBOR plus 1.4%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEGMENTS

     The Company's total revenue consists of net sales in two segments: (i) equipment, parts and expendables, and (ii) slurries, as well as commissions earned on the distribution in the U.S. and Europe of products of SpeedFam Co., Ltd.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenue:

                                                                       Three Months Ended
                                                                           August 31,
                                                                      -------------------
                                                                        1996        1995
                                                                      ------       ------
Revenue:
  Net sales                                                            95.8%        99.0%
  Commissions from affiliate                                            4.2          1.0
                                                                      -----        -----
     Total revenue                                                    100.0        100.0
  Cost of sales                                                        64.9         71.7
                                                                      -----        -----
     Gross margin                                                      35.1         28.3

  Research, development and engineering                                 9.5          6.7
  Selling, general and administrative expenses                         17.1         19.5
                                                                      -----        -----
Operating profit                                                        8.5          2.1
Interest expense                                                       (0.2)        (1.5)
Other expense, net                                                     (0.9)        (1.3)
                                                                      -----        -----
Earnings (loss) from consolidated companies before income taxes         7.4         (0.7)
Income tax expense (benefit)                                            2.7         (0.2)
                                                                      -----        -----
Earnings (loss) from consolidated companies                             4.7         (0.5)
Equity in net earnings of affiliates                                    5.5          4.5
                                                                      -----        -----
     Total liabilities and stockholders' equity                        10.2%         4.0%
                                                                      =====        =====


     Net Sales. The Company's net sales for the three months ended August 31, 1996 were $38.1 million, an increase of 115.8% over net sales of $17.6 million for the corresponding period in the prior year. This increase in net sales resulted primarily from growth in the equipment, parts and expendables segment. Sales of equipment, parts and expendables increased to $31.2 million or 82.0% of total sales in the first three months of fiscal 1997 as compared to $11.2 million or 63.7% of total sales in the same period of fiscal 1996. A significant portion of the growth in this segment was attributable to higher CMP-V sales to the semiconductor industry as well as a significant increase in sales to the thin film memory disk media market. Sales of slurries increased slightly to $6.8 million or 18.0% of total sales in the first three months of fiscal 1997 from $6.4 million or 36.3% of total sales in the comparable period of fiscal 1996.

     Commissions from Affiliate. Commissions from affiliate increased to $1.7 million during the first quarter of fiscal 1997 from $183,000 in the corresponding period of fiscal 1996. The increase in the three month period, as compared to the respective period in fiscal 1996, was due primarily to the expanding demands in the silicon wafer industry for edge polishing systems developed and manufactured by the Company's affiliate, SpeedFam Co., Ltd. (Far East Joint Venture). In addition, sales of cleaning and polishing systems, also produced by the Far East Joint Venture, to customers in the thin film memory disk media market increased significantly in the first quarter of fiscal 1997 over the same period in the prior year.

     Gross Margin. Gross margin increased to $13.9 million or 35.1% of total revenue for the three months ended August 31, 1996 from $5.1 million or 28.3% of total revenue for the three months ended August 31, 1995. In addition to higher sales levels, gross margin has increased due to a considerable shift towards higher margin products in the equipment, parts and expendables segment, particularly the CMP-V planarization system.

     Research, Development and Engineering. Research, development and engineering expense increased to $3.8 million or 9.5% of total revenue in the first quarter of fiscal 1997 from $1.2 million or 6.7% of total revenue in the first quarter of fiscal 1996. This increase is primarily attributable to continued development of the CMP process, equipment and other related technologies. The Company believes that increased spending in research, development and engineering, including technical support services to meet its customers' needs, is critical to grow sales to the semiconductor and thin film memory disk industries.

     Selling, General and Administrative. Selling, general and administrative expense increased 95.4% to $6.8 million in the first quarter of fiscal 1997 from $3.5 million in the first quarter of fiscal 1996. For the three month period ending August 31, 1996, selling, general and administrative expense as a percent of total revenue decreased to 17.1% compared to 19.5% of total revenue in the similar period of fiscal 1996 due to the significantly higher level of sales during the first quarter of fiscal 1997 as compared to the sales level during the same period of fiscal 1996. However, higher levels of spending were required to support the sales growth in the first quarter of fiscal 1997 including additional administrative and sales personnel, new service and sales locations, and distributor commissions to an affiliate on export sales from the U.S. to the Far East region.

     Interest Expense.   Interest expense decreased to $78,000 in the first
quarter of fiscal 1997 compared to $271,000 in the first quarter of fiscal 1996. The decrease was due to the significant reduction of long-term debt since the end of first quarter of fiscal 1996 using funds received primarily in the initial public offering of October 1996. As a percentage of total revenue, interest expense decreased to 0.2% in the first quarter of fiscal 1997 from 1.5% in the comparable prior year period.

     Other Expense, Net. Other expense increased to $367,000 in the first three months of fiscal 1997 from $225,000 in the comparable period of fiscal 1996.
The increase is due primarily to non-recurring charges associated with the Company's secondary equity offering which was subsequently canceled. These charges were partially offset by interest income.

     Equity in Net Earnings of Affiliates. Equity in net earnings of affiliates increased to $2.2 million for the three months ended August 31, 1996 from $800,000 in the comparable period of fiscal 1996. With the gradual recovery of the general Japanese economy, demand continued to be strong for products sold to the thin film memory and semiconductor wafer industries by the Far East Joint Venture. In addition, the Company's share of the net earnings of its other joint venture, Fujimi Corporation, were significantly higher than in the comparable period of fiscal 1996 due to increased sales and improved margins realized during the first quarter of fiscal 1997 on slurry products sold by that affiliate to the U.S. silicon wafer market.

LIQUIDITY AND CAPITAL RESOURCES

     For the first quarter ended August 31, 1996, the Company used $4.4 million in cash from operating activities primarily to reduce current trade payables to creditors and affiliates. Inventories also increased by approximately $3.4 million. Manufacturing lead times for machines and equipment are measured in weeks, and result in fluctuating inventory balances depending on timing of shipments.

     As of September 30, 1996, the Company had spent approximately $4.8 million in land and construction costs for a new corporate headquarters and manufacturing facility in Chandler, Arizona. The Company presently estimates the total costs to be incurred for the project will be approximately $20.3 million. The current total estimated project cost has increased from previous estimates due to changes in equipment production capacity and waste neutralization requirements, power and HVAC demands.

     As of September 13, 1996, the Company had successfully negotiated an amendment to its existing $22.5 million unsecured credit facility, in which its U.S. bank group provided the Company an additional $14.0 million in an unsecured term loan to fund the majority of the remaining costs to construct the new corporate headquarters and manufacturing facility in Chandler, Arizona.

     The Company believes that anticipated funds provided by operations and current bank lines of credit will be sufficient to meet the Company's capital requirements during the next 12 months.

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. Management has reviewed the Statement and determined that its provisions do not have a material effect upon the financial condition or results of operations of the Company.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation Plans" was issued in October 1995. The Statement will be effective for the Company's fiscal year 1997. As allowed by the new Statement, the Company plans to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options. Certain pro forma and other information will be disclosed in the annual financial statements as if the Company had measured compensation costs in a manner consistent with the new Statement. Management has reviewed the Statement and determined that its provisions do not have a material effect upon the financial condition or results of operations of the Company.

     Certain statements in "Management's Discussion and Analysis - Liquidity and Capital Resources" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

                         SPEEDFAM INTERNATIONAL, INC.

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                 Exhibit 10 -   Amendment No. 1 to Revolving Credit Agreement
                                Between the Registrant and the First National
                                Bank of Chicago and Firstar Bank Milwaukee, N.A.
                                dated September 13, 1996

                 Exhibit 11 -   Computation of Net Earnings Per Share

                 Exhibit 27 -   Financial Data Schedule

          (b)  Reports on Form 8-K.

               One report on Form 8-K was filed July 8, 1996 to disclose information contained in a press release announcing operating results for the fourth quarter and year ended May 31, 1996.

                         SPEEDFAM INTERNATIONAL, INC.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SpeedFam International, Inc.


                                        /s/ Roger K. Marach
                                        ----------------------------------
Date:  October 11, 1996                 By Roger K. Marach
                                        Treasurer and Chief Financial Officer
                                        (As Chief Accounting Officer and Duly
                                        Authorized  Officer of SpeedFam
                                        International, Inc.)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

10                Amendment No. 1 to Revolving Credit Agreement Between the
                  Registrant and the First National Bank of Chicago and Firstar
                  Bank Milwaukee, N.A. dated September 13, 1996

11                Computation of Net Earnings Per Share

27                Financial Data Schedule
