Form 10-K/A
period 1996-05-31
SPEEDFAM INTERNATIONAL INC
filed 1996-10-17
CIK 949301

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                  FORM 10-K/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM
 NO.                               CAPTION                               PAGE
 ----                              -------                              -------

                                    PART IV

       Exhibits, Financial Statement Schedules, and Reports on Form 8-
 14.  K...............................................................    1
      Signatures......................................................    2
      List of Exhibits................................................  EXHIBIT
                                                                         INDEX

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

                NAME                             TITLE                    DATE
                ----                             -----                    ----


      /s/ James N. Farley            Chairman, Chief Executive      October 16, 1996
____________________________________   Officer and Director
          James N. Farley

       /s/ Makoto Kouzuma            President, Chief Operating     October 16, 1996
____________________________________   Officer and Director
           Makoto Kouzuma

      /s/ Roger K. Marach            Treasurer, Assistant           October 16, 1996
____________________________________   Secretary and Chief
          Roger K. Marach              Financial Officer
                                       (Principal financial and
                                       accounting officer)

       /s/ Neil R. Bonke             Director                       October 16, 1996
____________________________________
           Neil R. Bonke

      /s/ Thomas J. McCook           Director                       October 16, 1996
____________________________________
          Thomas J. McCook

        /s/ Stuart Meyer             Director                       October 16, 1996
____________________________________
          Dr. Stuart Meyer

       /s/ Robert Miller             Director                       October 16, 1996
____________________________________
           Robert Miller

      /s/ Carl S. Pedersen           Director                       October 16, 1996
____________________________________
          Carl S. Pedersen


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
  10.16  Employment Agreement between the Registrant's subsidiary and
         Robert F. Smith (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1,
         File No. 33-95628).
 *11.1   Statement Re Computation of Per Share Earnings.
  21.1   Subsidiaries of the Registrant (incorporated by reference to
         Exhibit 21.1 to the Registrant's Registration Statement on Form
         S-1, File No. 33-95628).
 *23.1   Consent of KPMG Peat Marwick LLP.
  27.1   Financial Data Schedule

--------
   *Previously filed.