Form 10-Q
period 1996-11-30
SPEEDFAM INTERNATIONAL INC
filed 1997-01-14
CIK 949301

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended November 30, 1996

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                        Commission File Number 0-26784

                         SPEEDFAM INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

             Illinois                                 36-2421613
----------------------------------      ---------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                Identification Number)

  7406 West Detroit, Chandler, Arizona                       85226
-----------------------------------------       --------------------------------
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

                                                                Yes x   No
                                                                   ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (January 10, 1997).

                 Common Stock, no par value: 10,688,445 shares
================================================================================

                         SPEEDFAM INTERNATIONAL, INC.


                                     INDEX

                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

  Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets
               November 30, 1996 and May 31, 1996............................ 2

               Condensed Consolidated Statements of Earnings
               Three Months and Six Months Ended November 30, 1996 and 1995.. 3

               Condensed Consolidated Statements of Cash Flows
               Six Months Ended November 30, 1996 and 1995................... 4

               Notes to Condensed Consolidated Financial Statements.......... 5

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 8

PART II   OTHER INFORMATION

  Item 4.    Submission of Matters to a Vote of Security Holders............. 13

  Item 6.    Exhibits and Reports on Form 8-K................................ 13

SIGNATURE.................................................................... 14

EXHIBIT INDEX

  Exhibit 10 Multi-Currency Revolving Line of Credit between the Registrant's
              Subsidiary and the First National Bank of Chicago, dated October 31, 1996

  Exhibit 11 Computation of Net Earnings Per Share

  Exhibit 27 Financial Data Schedule

Part I - Financial Information

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                          NOVEMBER 30,   MAY 31,
                                              1996         1996
                                          -------------  --------

                 ASSETS
Current assets:
 Cash and cash equivalents                     $  7,446  $ 10,871
 Trade accounts and notes receivable, net        34,016    34,693
 Inventories                                     27,866    27,931
 Other current assets                             3,491     2,470
                                               --------  --------
  Total current assets                           72,819    75,965
Investments in affiliates                        23,099    20,450
Property, plant and equipment, net               13,877     9,969
Other assets                                      1,948     1,600
                                               --------  --------
  Total assets                                 $111,743  $107,984
                                               ========  ========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings and current             $    650  $    727
  portion of long-term debt
 Accounts payable and due to affiliates          19,679    26,460
 Customer deposits                                8,298     4,814
 Other current liabilities                       12,183    12,771
                                               --------  --------
  Total current liabilities                      40,810    44,772
                                               --------  --------
Long-term liabilities:
 Long-term debt                                   2,200     2,593
 Deferred income taxes                              588       580
                                               --------  --------
  Total long-term liabilities                     2,788     3,173
                                               --------  --------
Shareholders' equity:
 Common stock, no par value, 20,000,000 shares
  authorized, 10,612,485 and 10,514,868 shares
  issued and outstanding at November 30 and
  May 31, 1996, respectively                          1         1
 Additional paid-in capital                      26,787    26,174
 Retained earnings                               38,068    29,247
 Foreign currency translation adjustment          3,289     4,617
                                               --------  --------
  Total shareholders' equity                     68,145    60,039
                                               --------  --------
  Total liabilities and shareholders' equity   $111,743  $107,984
                                               ========  ========

    See Accompanying Notes to Condensed Consolidated Financial Statements.

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995
           (dollars and shares in thousands, except per share data)




                                                         Three Months Ended             Six Months Ended
                                                            November 30,                  November 30,
                                                      -----------------------         -------------------
                                                        1996           1995            1996        1995
                                                      -------         -------         -------    --------
Revenue:
 Net sales                                            $36,227         $24,637         $74,283    $42,270
 Commissions from affiliate                             2,892             801           4,564        984
                                                      -------         -------         -------    -------
   Total revenue                                       39,119          25,438          78,847     43,254
Cost of sales                                          24,092          18,420          49,873     31,186
                                                      -------         -------         -------    -------
   Gross margin                                        15,027           7,018          28,974     12,068
 Research, development and engineering                  4,114           2,302           7,895      3,497
 Selling, general and administrative                    6,675           3,380          13,481      6,862
                                                      -------         -------         -------    -------
Operating profit                                        4,238           1,336           7,598      1,709
 Interest expense                                         (45)           (254)           (124)      (525)
 Other income (expense), net                               24             (79)           (342)      (304)
                                                      -------         -------         -------    -------
Earnings from consolidated companies before income
 taxes                                                  4,217           1,003           7,132        880
Income tax expense                                      1,703             413           2,766        386
                                                      -------         -------         -------    -------
Earnings from consolidated companies                    2,514             590           4,366        494
Equity in net earnings of affiliates                    2,269           1,035           4,455      1,835
                                                      -------         -------         -------    -------
Net earnings                                          $ 4,783         $ 1,625         $ 8,821    $ 2,329
                                                      =======         =======         =======    =======
Net earnings per share                                $  0.42         $  0.16         $  0.78    $  0.26
                                                      =======         =======         =======    =======
Weighted average common and common
 equivalent shares                                     11,315           9,937          11,296      9,084
                                                      =======         =======         =======    =======


    See Accompanying Notes to Condensed Consolidated Financial Statements.

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED NOVEMBER 30, 1996 AND  1995
                            (dollars in thousands)

                                                                        SIX MONTHS ENDED
                                                                          NOVEMBER 30,
                                                                  --------------------------
                                                                     1996            1995
                                                                  ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                                      $ 8,821         $  2,329
 Adjustments to reconcile net earnings to net cash used in
 operating activities:
   Equity in net earnings of affiliates                             (4,455)          (1,835)
   Depreciation and amortization                                       948              436
   Discount on sale of stock to employees                              191               --
   Other                                                               225               17
   Changes in assets and liabilities:
     (Increase) decrease in trade accounts and notes receivable        736           (4,330)
     (Increase) decrease in inventories                                 11           (3,717)
     Increase in other current assets                                 (970)          (3,389)
     Decrease in accounts payable and due to affiliates             (7,042)          (1,348)
     Increase in accrued expenses, customer deposits
      and other liabilities                                          2,709            9,060
                                                                   -------         --------
 Net cash provided by (used in) operating activities                 1,174           (2,777)
                                                                   -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                               (4,832)          (1,098)
 Other investing activities                                            145             (250)
                                                                   -------         --------
 Net cash used in investing activities                              (4,687)          (1,348)
                                                                   -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                                 --           28,284
 Proceeds from exercise of stock options                               150               --
 Proceeds from sale of stock to employees                              273               --
 Treasury stock transactions                                            --               17
 Increase in short-term borrowings                                      --              122
 Proceeds from long-term debt                                           --            4,003
 Principal payments on long-term debt                                 (479)         (11,677)
                                                                   -------         --------
 Net cash provided by (used in) financing activities                   (56)          20,749
                                                                   -------         --------
 Effects of foreign currency rate changes on cash                      144             (248)
                                                                   -------         --------
 Net increase (decrease) in cash and cash equivalents               (3,425)          16,376
 Cash and cash equivalents at beginning of year                     10,871            1,095
                                                                   -------         --------
 Cash and cash equivalents at November 30, 1996 and 1995           $ 7,446         $ 17,471
                                                                   =======         ========

    See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

(1)       BASIS OF PRESENTATION

          The condensed consolidated financial statements included herein have been prepared by management without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 1996, as filed with the Securities and Exchange Commission on September 5, 1996 as part of its Annual Report on Form 10-K/A. In the opinion of management the information furnished herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented. Results of operations for the three months and six months ended November 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year.


(2)       INVENTORIES

          The components of inventory were:

                                               November 30,     May 31,
                                                  1996           1996
                                               ------------     -------

               Raw materials                     $13,130        $14,626
               Work-in-process                     9,791         10,777
               Finished goods                      4,945          2,528
                                                 -------        -------
                                                 $27,866        $27,931
                                                 =======        =======


(3)       INVESTMENTS IN AFFILIATES

          The Company owns a 50% interest in SpeedFam Co., Ltd. which is translated in accordance with SFAS No. 52. The Company's equity interest in SpeedFam Co., Ltd. was $20,328 and $18,545 at November 30, 1996 and at May 31, 1996, respectively, based on the balance sheet of SpeedFam Co., Ltd. at October 31, 1996 and April 30, 1996, respectively. The remaining equity interest included in investments in affiliates relates to the Company's 50% ownership interest in Fujimi Corporation. Condensed consolidated financial statements of SpeedFam Co., Ltd., which are consolidated on a fiscal year that ends April 30, are as follows:

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

                                 BALANCE SHEETS

                                                    OCTOBER 31,   APRIL 30,
                                                       1996         1996
                                                    -----------   ---------
                 Assets
Total current assets                                 $116,657     $ 98,492
Investment in affiliates                                  657          891
Property, plant and equipment, net                     23,884       20,161
Deferred income taxes and other assets                  7,912        7,007
                                                     --------     --------
      Total assets                                   $149,110     $126,551
                                                     ========     ========

  Liabilities and Stockholders' Equity

Total current liabilities                            $ 93,175     $ 74,966
Long-term debt                                          8,357        9,106
Other long-term liabilities                             6,922        5,388
Stockholders' equity
  Common stock                                            664          664
  Retained earnings                                    33,596       26,943
  Foreign currency translation adjustment               6,303        9,346
  Unrealized gains on marketable securities                93          138
                                                     --------     --------
    Total liabilities and stockholders' equity       $149,110     $126,551
                                                     ========     ========


                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                          Three Months Ended      Six Months Ended
                                              October 31,            October 31,
                                            1996       1995        1996        1995
                                          -------    -------     --------    -------
Net sales                                 $54,104    $24,727     $110,854    $62,144
Costs and operating expenses               46,256     21,101       95,048     54,726
                                          -------    -------     --------    -------
Earnings before income taxes                7,848      3,626       15,806      7,418
Income taxes                                3,641      1,436        7,744      3,594
                                          -------    -------     --------    -------
Net earnings before minority interest       4,207      2,190        8,062      3,894
Minority interest                             468        305          502        279
                                          -------    -------     --------    -------
Net earnings                                3,739      1,885        7,560      3,545

Beginning retained earnings                29,857     19,696       26,943     18,036
Dividends                                      --       (276)        (907)      (276)
Transfers to capital                           --       (454)          --       (454)
                                          -------    -------     --------    -------
Ending retained earnings                  $33,596    $20,851     $ 33,596    $20,851
                                          =======    =======     ========    =======

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in thousands)

(4) In fiscal year 1996, the Company entered into an unsecured credit agreement with two U.S. banks. The credit agreement includes a $22,500 revolving line of credit maturing April 14, 1999. As of September 13, 1996, the Company had negotiated an amendment to the credit facility, providing for an additional $14,000 in a 5-year unsecured term loan to fund the construction of a new corporate headquarters and manufacturing facility in Chandler, Arizona. The term loan's principal is to be repaid in fifteen (15) quarterly installments of $350 each beginning in October of 1997. The remaining outstanding balance is to be repaid at the end of the loan's term. Interest on the term loan accrues and is paid monthly on the outstanding balance at LIBOR plus 1.4%. As of November 30, 1996, no amounts were outstanding on the term loan.

    On October 31, 1996, SpeedFam Limited in the United Kingdom, a wholly owned subsidiary of SpeedFam International, Inc., entered into a (Pounds)950 ($1,546) Multi-Currency Revolving Line of Credit with the London branch of a U.S. bank. The revolving line of credit is secured by property and equipment of the subsidiary and is payable on demand. Interest accrues on the outstanding balance at 2.0% above the bank's base rate (6.0% at November 30, 1996) and is payable monthly. As of November 30, 1996, no amounts were outstanding on this credit facility.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEGMENTS

          The Company's total revenue consists of net sales in two segments:
(i) equipment, parts and expendables, and (ii) slurries, as well as commissions earned on the distribution in the U.S. and Europe of products produced by SpeedFam Co., Ltd., the Company's Far East Joint Venture.

RESULTS OF OPERATIONS

          The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenue:

                                                   Three Months Ended    Six Months Ended
                                                      November 30,         November 30,
                                                   ------------------    ----------------
                                                    1996        1995      1996      1995
                                                   ------      ------    ------    ------
Revenue:
  Net sales                                         92.6%       96.9%     94.2%     97.7%
  Commissions from affiliate                         7.4         3.1       5.8       2.3
                                                   -----       -----     -----     -----
     Total revenue                                 100.0       100.0     100.0     100.0
Cost of sales                                       61.6        72.4      63.3      72.1
                                                   -----       -----     -----     -----
  Gross margin                                      38.4        27.6      36.7      27.9

  Research, development and engineering             10.5         9.0      10.0       8.1
  Selling, general and administrative               17.1        13.3      17.1      15.9
                                                   -----       -----     -----     -----
Operating profit                                    10.8         5.3       9.6       3.9
  Interest expense                                  (0.1)       (1.0)     (0.2)     (1.2)
  Other income (expense), net                        0.1        (0.3)     (0.4)     (0.7)
                                                   -----       -----     -----     -----
Earnings from consolidated companies before
  income taxes                                      10.8         4.0       9.0       2.0
Income tax expense                                   4.4         1.6       3.5       0.9
                                                   -----       -----     -----     -----

Earnings from consolidated companies                 6.4         2.4       5.5       1.1
Equity in net earnings of affiliates                 5.8         4.1       5.7       4.2
                                                   -----       -----     -----     -----

Net earnings                                        12.2%        6.5%     11.2%      5.3%
                                                   =====       =====     =====     =====

    Net Sales. The Company's net sales for the three months ended November 30, 1996 were $36.2 million, an increase of 47.0% over net sales of $24.6 million for the corresponding period in the prior year. This increase in net sales resulted primarily from growth in the equipment, parts and expendables segment. Sales of equipment, parts and expendables increased to $30.4 million or 83.9% of net sales in the second three months of fiscal 1997 as compared to $18.8 million or 76.2% of net sales in the same period of fiscal 1996. A significant portion of the growth in this segment was attributable to higher sales of CMP planarization equipment to the semiconductor industry, including the first four shipments of the Auriga product, the next generation of the CMP-V system. Growth in net sales was also due to an increase in sales to the thin film memory disk media market. Sales of slurries decreased slightly to $5.8 million or 16.1% of net sales in the second three months of fiscal 1997 from $5.9 million or 23.8% of net sales in the comparable period of fiscal 1996.

     Net sales for the six months ended November 30, 1996 were $74.3 million, up 75.7% over net sales of $42.3 million for the similar period in fiscal 1996. Equipment, parts and expendables accounted for 83.0% of net sales in the first six months of fiscal 1997 compared to 70.9% in the same period of fiscal 1996. CMP planarization equipment accounted for a significant portion of this sales growth. In addition to the significant increase in CMP equipment sales to semiconductor manufacturers, net sales for the six month period have increased due to higher levels of equipment shipments to the thin film memory disk media market. As a result, sales of related equipment, parts and expendables have also increased in fiscal 1997 over fiscal 1996. Sales of slurries as a percent of net sales decreased to 17.0% in the first six months of fiscal 1997 from 29.1% in the comparable period of fiscal 1996.

     Commissions from Affiliate. Commissions from affiliate increased to $2.9 million during the second quarter of fiscal 1997 from $801,000 in the corresponding period of fiscal 1996. Commissions from affiliate increased to $4.6 million in the first six months of fiscal 1997 compared to $984,000 in the first six months of fiscal 1996. The increases in the three and six month periods, as compared to the respective periods in fiscal 1996, were due primarily to the expanding demands in the silicon wafer industry for edge polishing systems developed and manufactured by the Company's affiliate, SpeedFam Co., Ltd. (Far East Joint Venture). In addition, sales of cleaning and polishing systems, also produced by the Far East Joint Venture, to customers in the thin film memory disk media market increased significantly in the second quarter and first six months of fiscal 1997 over the same periods in the prior year.

     Gross Margin. Gross margin increased to $15.0 million or 38.4% of total revenue for the three months ended November 30, 1996 from $7.0 million or 27.6% of total revenue for the three months ended November 30, 1995. For the first six months of fiscal 1997, gross margin was $29.0 million or 36.7% of total revenue compared to $12.1 million or 27.9% of total revenue for the first six months of fiscal 1996. The increase in gross margin for both the three and six months ended November 30, 1996 is due to a continued shift in revenue mix to higher-margin equipment, especially systems for CMP planarization of semiconductor devices. Other factors which have increased gross margin included higher commission revenue as well as continued improvement in manufacturing efficiencies in the U.S. manufacturing plants.

     Research, Development and Engineering. Research, development and engineering expense increased to $4.1 million or 10.5% of total revenue in the second quarter of fiscal 1997 from $2.3 million or 9.0% of total revenue in the second quarter of fiscal 1996. In the six months ended November 30, 1996, research, development and engineering expense increased to $7.9 million or 10.0% of total revenue compared to $3.5 million or 8.1% of total revenue in the first six months of fiscal 1996. The increase in both the dollar amount and the expense as a percent of total revenue is a result of the continued investment in the development of the CMP process and other products for key markets. Such expenditures have resulted in the development and sale of the Auriga machine, the next generation of the CMP-V system, and the introduction of the Capella post-CMP cleaning system.

     Selling, General and Administrative. Selling, general and administrative expense increased 97.5% to $6.7 million in the second quarter of fiscal 1997 from $3.4 million in the second quarter of fiscal 1996. For the three month period ended November 30, 1996, selling, general and administrative expense as a percent of total revenue increased to 17.1% compared to 13.3% of total revenue in the similar period of fiscal 1996. Selling, general and administrative expense increased 96.5% to $13.5 million in the first six months of fiscal 1997 from $6.9 million in the corresponding period in the prior year. As a percentage of total revenue, selling, general and administrative expense increased to 17.1% from 15.9% in the first six months of fiscal 1996. Higher levels of spending were required to support the sales growth in the first six months of fiscal 1997. This increase in selling, general and administrative expense as a percentage of revenue reflects continued investments in sales, support and service organizations and administrative infrastructure, as well as increased commissions paid to the Far East Joint Venture as a result of increased sales of equipment produced by the Company and exported to Pacific Rim customers through the joint venture affiliate.

     Interest Expense. The decreases in interest expense for the three and six months ended November 30, 1996, were due to the significant reduction of long-term debt since the end of the first quarter of fiscal 1996 using funds received primarily from the initial public offering completed in October 1995.

     Other Income (Expense), Net. Other income increased to $24,000 in the first three months of fiscal 1997 from $79,000 of other expense in the comparable period of fiscal 1996. Other expense increased to $342,000 in the first six months of fiscal 1997 from $304,000 in the comparable period of fiscal 1996. Other expense for the first six months of fiscal 1997 consists primarily of charges associated with the Company's secondary offering which was subsequently canceled. These charges were partially offset by interest income.

     Equity in Net Earnings of Affiliates. Equity in net earnings of affiliates increased to $2.3 million for the three months ended November 30, 1996 from $1.0 million in the comparable period of fiscal 1996. Equity in net earnings of affiliates increased to $4.5 million in the first six months of fiscal 1997 from $1.8 million in the corresponding period in the prior year. Demand continued to be strong for products sold to the thin film memory and semiconductor wafer industries by the Far East Joint Venture. In addition, the Company's share of the net earnings of its other joint venture, Fujimi Corporation, were significantly higher than in the comparable period of fiscal 1996 due to increased sales and improved margins realized during the first half of fiscal 1997 on slurry products sold by Fujimi Corporation to the U.S. silicon wafer market.

LIQUIDITY AND CAPITAL RESOURCES

     For the first six months ended November 30, 1996, $1.2 million in cash was provided by operating activities primarily from net earnings. Cash from operating activities was also provided by an increase in customer deposits since the beginning of the fiscal year, as well as a reduction in both accounts receivable and inventories. Manufacturing lead times for machines and equipment are measured in weeks, and result in fluctuating inventory balances depending on timing of shipments. Cash was used primarily to reduce accounts payable and amounts due to affiliates, fund construction costs of the new corporate headquarters and manufacturing facility, and pay down long-term debt.

     Through November 30, 1996, the Company had spent approximately $6.9 million in land and construction costs for a new corporate headquarters and manufacturing facility in Chandler, Arizona. The Company presently estimates the total costs to be incurred for the project will be approximately $20.3 million. The current total estimated project cost has increased from previous estimates due to changes in equipment production capacity and waste neutralization requirements, power and HAVC demands.

     As of September 13, 1996, the Company had successfully negotiated an amendment to its then existing $22.5 million unsecured credit facility, in which its U.S. bank group provided the Company an additional $14.0 million in an unsecured term loan to fund the majority of the remaining costs to construct the new corporate headquarters and manufacturing facility in Chandler, Arizona. At November 30, 1996, no amounts were outstanding on the term loan as the Company has, to date, funded the costs of this new building through working capital generated by the business. The Company anticipates borrowing on this facility beginning in the third quarter of fiscal 1997.

     On October 31, 1996, a wholly owned subsidiary of SpeedFam International, Inc. entered into a (pounds)950,000 ($1.5 million) Multi-Currency Revolving Line of Credit. The credit facility was provided to support the operating and working capital needs of the Company's British subsidiary. As of November 30, no amounts were outstanding on this line of credit.

     The Company believes that anticipated funds provided by operations, current bank lines of credit and the term loan will be sufficient to meet the Company's capital requirements during the next 12 months.

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

     Certain statements and information in this Form 10-Q constitute "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may affect the Company's business and may therefore affect actual results include, among others, the cyclical nature of the Company's business and the industries which it serves, the Company's dependence on new product development and the effects of rapid technological change in the semiconductor and disk media industries, including the effects of significant competition in these industries, the normal fluctuations in the Company's quarterly operating results, including the effects of the Far East Joint Venture's results of operations. This is only a summary of some of the important factors that could cause actual results to vary. For a more complete description of these and other factors, refer to "Certain Factors Affecting the Company's Business" in the Company's Form 10-K/A filed with the Securities and Exchange Commission. The Company undertakes no obligation to update the information, including the forward-looking statements, in the Form 10-Q.

                         SPEEDFAM INTERNATIONAL, INC.

Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders.

          At the Company's Annual Meeting of Shareholders held on October 11, 1996, shareholders elected Messrs. James N. Farley, Makoto Kouzuma, Neil R. Bonke, Thomas J. McCook, Dr. Stuart Meyer, Robert M. Miller and Carl S. Pedersen to serve the Company as directors for a one-year term or until their respective successors have been elected. The results of the voting for each director were as follows:


                                            FOR     WITHHELD
                                         ---------  --------

                    Farly                8,582,691    8,852
                    Kouzuma              8,582,691    8,852
                    Bonke                8,581,728    9,815
                    McCook               8,582,028    9,515
                    Meyer                8,582,728    8,815
                    Miller               8,582,728    8,815
                    Pedersen             8,582,028    9,515

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

                 Exhibit 10 - Multi-Currency Revolving Line of Credit between the Registrant's Subsidiary and the First National Bank of Chicago, dated October 31, 1996.

                 Exhibit 11 - Computation of Net Earnings Per Share

                 Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter for which this report is filed.

                          SpeedFam International, Inc.

                                   Signature

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SpeedFam International, Inc.




                                     /s/ Roger K. Marach
                                     ----------------------------
Date: January 13, 1996                   By Roger K. Marach
                                     Treasurer and Chief Financial Officer
                                     (As Chief Accounting Officer and Duly
                                     Authorized  Officer of SpeedFam
                                     International, Inc.)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

10                Multi-Currency Revolving Line of Credit between the
                  Registrant's Subsidiary and the First National Bank of
                  Chicago, dated October 31, 1996.

11                Computation of Net Earnings Per Share

27                Financial Data Schedule
