Form 10-Q
period 1997-02-28
SPEEDFAM INTERNATIONAL INC
filed 1997-04-14
CIK 949301

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 28, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________


                         Commission File Number 0-26784

                          SPEEDFAM INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Illinois                               36-2421613
--------------------------------          -----------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification Number)

7406 West Detroit, Chandler, Arizona                   85226
-----------------------------------------     -------------------------
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

                                       Yes   X          No _______
                                           ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 11, 1997).

                Common Stock, no par value:  13,274,563 shares
================================================================================

                         SpeedFam International, Inc.


                                     INDEX

                                                                           Page
                                                                           ----
Part I    FINANCIAL INFORMATION
     Item 1.  Financial Statements


                Condensed Consolidated Balance Sheets
                February 28, 1997 and May 31, 1996......................... 2


                Condensed Consolidated Statements of Earnings
                Three Months and Nine Months Ended February 28,
                1997 and February 29, 1996................................. 3


                Condensed Consolidated Statements of Cash Flows
                Nine Months Ended February 28, 1997 and February 29, 1996...4


                Notes to Condensed Consolidated Financial Statements........5


     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................8

Part II   OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.............................14


SIGNATURE..................................................................15

EXHIBIT INDEX

     Exhibit 10.1  Employment Agreement between the Registrant and James N.
                   Farley
     Exhibit 10.2  Employment Agreement between the Registrant and Makoto
                   Kouzuma
     Exhibit 10.3  Employment Agreement between the Registrant and Roger K.
                   Marach
     Exhibit 10.4  Employment Agreement between the Registrant and Christopher
                   E. Augur
     Exhibit 10.5  Employment Agreement between the Registrant and Robert R.
                   Smith
     Exhibit 11    Computation of Net Earnings Per Share
     Exhibit 27    Financial Data Schedule

Part I--Financial Information

           SpeedFam International, Inc. and Consolidated Subsidiaries
                     Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                    February 28,    May 31,
                                                        1997         1996
                                                    ------------    -------
                  Assets

Current assets:
  Cash and cash equivalents                           $ 77,366      $ 10,871
  Trade accounts and notes receivable, net              41,768        34,693
  Inventories                                           33,362        27,931
  Other current assets                                   5,113         2,470
                                                      --------      --------
    Total current assets                               157,609        75,965
Investments in affiliates                               23,171        20,450
Property, plant and equipment, net                      18,682         9,969
Other assets                                             1,993         1,600
                                                      --------      --------
    Total assets                                      $201,455      $107,984
                                                      ========      ========

   Liabilities and Shareholders' Equity

Current liabilities:
  Short-term borrowings and current
    portion of long-term debt                         $    250      $    727
  Accounts payable and due to affiliates                29,488        26,460
  Customer deposits                                      5,013         4,814
  Other current liabilities                             15,150        12,771
                                                      --------      --------
    Total current liabilities                           49,901        44,772
                                                      --------      --------

Long-term liabilities:
  Long-term debt                                           337         2,593
  Deferred income taxes                                    586           580
                                                      --------      --------
    Total long-term liabilities                            923         3,173
                                                      --------      --------
Shareholders' equity:
  Common stock, no par value, 20,000,000
    shares authorized, 13,270,979 and
    10,514,868 shares issued and
    outstanding at February 28, 1997 and
    May 31, 1996, respectively                               1             1
  Additional paid-in capital                           105,501        26,174
  Retained earnings                                     42,977        29,247
  Foreign currency translation adjustment                2,152         4,617
                                                      --------      --------
    Total shareholders' equity                         150,631        60,039
                                                      --------      --------
      Total liabilities and shareholders' equity      $201,455      $107,984
                                                      ========      ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SpeedFam International, Inc. and Consolidated Subsidiaries
                 Condensed Consolidated Statements of Earnings
   Three Months and Nine Months Ended February 28, 1997 and February 29, 1996
            (dollars and shares in thousands, except per share data)


                                               Three Months Ended            Nine Months Ended
                                          February 28,   February 29,   February 28,   February 29,
                                          ------------   ------------   ------------   ------------
                                              1997           1996           1997           1996
                                          ------------   ------------   ------------   ------------
Revenue:
 Net sales                                   $40,918        $30,083       $115,202        $72,353
 Commissions from affiliate                    4,362          3,057          8,925          4,041
                                             -------        -------       --------        -------
  Total revenue                               45,280         33,140        124,127         76,394
Cost of sales                                 25,591         20,295         75,465         51,481
                                             -------        -------       --------        -------
  Gross margin                                19,689         12,845         48,662         24,913
 Research, development and engineering         4,884          3,496         12,779          6,993
 Selling, general and administrative           9,003          5,183         22,483         12,617
                                             -------        -------       --------        -------
Operating profit                               5,802          4,166         13,400          5,303
 Interest expense                                (62)           (90)          (185)          (615)
 Other income (expense), net                     126            172           (216)           440
                                             -------        -------       --------        -------
Earnings from consolidated companies
 before income taxes                           5,866          4,248         12,999          5,128
Income tax expense                             2,286          1,616          5,053          2,002
                                             -------        -------       --------        -------
Earnings from consolidated companies           3,580          2,632          7,946          3,126
Equity in net earnings of affiliates           1,329          1,728          5,784          3,563
                                             -------        -------       --------        -------
Net earnings                                 $ 4,909        $ 4,360       $ 13,730        $ 6,689
                                             =======        =======       ========        =======
Net earnings per share                       $  0.42        $  0.39       $   1.20        $  0.68
                                             =======        =======       ========        =======
Weighted average common and common
 equivalent shares                            11,801         11,211         11,463          9,790
                                             =======        =======       ========        =======

     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SpeedFam International, Inc. and Consolidated Subsidiaries
                Condensed Consolidated Statements of Cash Flows
           Nine Months Ended February 28, 1997 and February 29, 1996
                             (dollars in thousands)

                                               Nine Months Ended
                                          February 28,   February 29,
                                          ------------   ------------
                                              1997           1996
                                          ------------   ------------
Cash flows from operating activities
 Net earnings                               $ 13,730       $  6,689
 Adjustments to reconcile net earnings
  to net cash used in operating
  activities:
   Equity in net earnings of affiliates       (5,784)        (3,563)
   Depreciation and amortization               1,494            721
   Other                                         550             13
   Changes in assets and liabilities:
     Increase in trade accounts and
      notes receivable                        (7,419)       (14,578)
     Increase in inventories                  (5,453)        (7,910)
     Increase in other current assets         (2,604)        (1,866)
     Increase in accounts payable and
      due to affiliates                        3,005          6,854
     Increase in accrued expenses,
      customer deposits and other
      liabilities                              2,539          7,507
                                            --------       --------
 Net cash provided by (used in)
  operating activities                            58         (6,133)
                                            --------       --------
Cash flows from investing activities
 Capital expenditures                        (10,185)        (5,579)
 Other investing activities                      186            238
                                            --------       --------
 Net cash used in investing activities        (9,999)        (5,341)
                                            --------       --------
Cash flows from financing activities
 Proceeds from issuance of common stock       77,778         28,380
 Proceeds from exercise of stock options         472             --
 Proceeds from sale of stock to employees        887             --
 Treasury stock transactions                      --             16
 Proceeds from long-term debt                    414          3,999
 Principal payments on long-term debt         (3,155)       (11,848)
                                            --------       --------
 Net cash provided by financing activities    76,396         20,547
                                            --------       --------
 Effects of foreign currency rate
  changes on cash                                 40            (68)
                                            --------       --------
 Net increase in cash and cash
  equivalents                                 66,495          9,005
 Cash and cash equivalents at beginning
  of year                                     10,871          1,095
                                            --------       --------
 Cash and cash equivalents at February
  28, 1997 and February 29, 1996            $ 77,366       $ 10,100
                                            ========       ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SpeedFam International, Inc. and Consolidated Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             (dollars in thousands)

(1)  Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by management without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 1996, as filed with the Securities and Exchange Commission on September 5, 1996 as part of its Annual Report on Form 10-K/A. In the opinion of management the information furnished herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented. Results of operations for the three months and nine months ended February 28, 1997 are not necessarily indicative of results to be expected for the full fiscal year.

(2)  Inventories

     The components of inventory were:

                                      February 28,      May 31,
                                          1997           1996
                                      ------------      -------
          Raw materials                 $16,467         $14,626
          Work-in-process                11,502          10,777
          Finished goods                  5,393           2,528
                                        -------         -------
                                        $33,362         $27,931
                                        =======         =======

(3)  Investments in Affiliates

     The Company owns a 50% interest in SpeedFam Co., Ltd. The Company's equity interest in SpeedFam Co., Ltd. was $20,124 and $18,545 at February 28, 1997 and at May 31, 1996, respectively, based on the balance sheet of SpeedFam Co., Ltd. at January 31, 1997 and April 30, 1996, respectively. The remaining equity interest included in investments in affiliates relates to the Company's 50% ownership interest in Fujimi Corporation. Condensed consolidated financial statements of SpeedFam Co., Ltd., which are consolidated on a fiscal year that ends April 30, are as follows:

           SpeedFam International, Inc. and Consolidated Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                             (dollars in thousands)

                                 Balance Sheets

                                          January 31,  April 30,
                                             1997        1996
                                          -----------  ---------
                 Assets
 Total current assets                        $110,120   $ 98,492
 Investment in affiliates                         765        891
 Property, plant and equipment, net            24,288     20,161
 Deferred income taxes and other assets         7,751      7,007
                                             --------   --------
      Total assets                           $142,924   $126,551
                                             ========   ========

 Liabilities and  Stockholders' Equity

 Total current liabilities                   $ 87,657   $ 74,966
 Long-term debt                                 8,117      9,106
 Other long-term liabilities                    6,903      5,388
 Stockholders' equity
   Common stock                                   664        664
   Retained earnings                           35,266     26,943
   Foreign currency translation
    adjustment                                  4,185      9,346
   Unrealized gains on marketable
    securities                                    132        138
                                             --------   --------
     Total liabilities and
      stockholders' equity                   $142,924   $126,551
                                             ========   ========

                  Statements of Earnings and Retained Earnings

                                          Three Months Ended       Nine Months Ended
                                              January 31,             January 31,
                                          ------------------     --------------------
                                            1997      1996        1997        1996
                                          --------  ---------  ----------  ----------
 Net sales                                 $45,219   $53,181    $156,073    $115,325
 Costs and operating expenses               42,572    46,907     137,620     101,633
                                           -------   -------    --------    --------
 Earnings before income taxes                2,647     6,274      18,453      13,692
 Income taxes                                  845     3,059       8,589       6,653
                                           -------   -------    --------    --------
 Net earnings before minority interest       1,802     3,215       9,864       7,039
 Minority interest                             132       (35)        634         244
                                           -------   -------    --------    --------
 Net earnings                                1,670     3,250       9,230       6,795

 Beginning retained earnings                33,596    20,851      26,943      18,036
 Dividends                                      --        --        (907)       (276)
 Transfers to capital                           --        --          --        (454)
                                           -------   -------    --------    --------
 Ending retained earnings                  $35,266   $24,101    $ 35,266    $ 24,101
                                           =======   =======    ========    ========

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)

     The Company pays a commission to SpeedFam Co., Ltd. on sales of equipment produced by the Company in the U.S. and exported to Pacific Rim customers through SpeedFam Co., Ltd. As of February 28, 1997 the Company had accrued $1,965 of commission expense to SpeedFam Co., Ltd.

(4)  Long-Term Debt

     In fiscal year 1996, the Company entered into an unsecured credit agreement with two U.S. banks. The credit agreement includes a $22,500 revolving line of credit maturing April 14, 1999. During the third quarter ended February 28, 1997, the Company paid off the outstanding balance on the unsecured revolving line of credit, and as of February 28, 1997, no amounts were outstanding on this line of credit.

     As of September 13, 1996, the Company had negotiated an amendment to the $22,500 credit facility, providing for an additional $14,000 in a 5-year unsecured term loan to fund the construction of a new corporate headquarters and manufacturing facility in Chandler, Arizona. As of February 28, 1997, no amounts were outstanding on the term loan. Terms of the loan provide that principal would be repaid in fifteen (15) quarterly installments of $350 each beginning in October of 1997. The remaining outstanding balance would be repaid at the end of the loan's term. Interest on the term loan would accrue and be paid monthly on the outstanding balance based on a 90-day LIBOR rate plus 140 basis points.

     On October 31, 1996, SpeedFam Limited in the United Kingdom, a wholly owned subsidiary of SpeedFam International, Inc., entered into a (Pounds)950 ($1,522) Multi-Currency Revolving Line of Credit with the London branch of a U.S. bank. The revolving line of credit is secured by property and equipment of the subsidiary and is payable on demand. Interest accrues on the outstanding balance at 2.0% above the bank's base rate (6.0% at January 31, 1997) and is payable monthly. As of January 31, 1997 no amounts were outstanding on this credit facility.

(5)  Offering of Common Stock

     On February 20, 1997, the Company completed a public offering of common stock. In connection therewith, the Company issued 2,500,000 shares of common stock and received proceeds of $77.8 million, net of underwriters' discounts and commissions and offering expenses.

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

Results of Operations

     The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenue:


                                                        Three Months Ended            Nine Months Ended
                                                    February 28,   February 29,   February 28,   February 29,
                                                    ------------   ------------   ------------   ------------
                                                        1997           1996           1997           1996
                                                    ------------   ------------   ------------   ------------
Revenue:
  Net sales                                               90.4%         90.8%          92.8%          94.7%
  Commissions from affiliate                               9.6           9.2            7.2            5.3
                                                    ------------   ------------   ------------   ------------
    Total revenue                                        100.0         100.0          100.0          100.0
Cost of sales                                             56.5          61.2           60.8           67.4
                                                    ------------   ------------   ------------   ------------
    Gross margin                                          43.5          38.8           39.2           32.6
  Research, development and engineering                   10.8          10.5           10.3            9.2
  Selling, general and administrative                     19.9          15.7           18.1           16.5
                                                    ------------  -------------   ------------   ------------
Operating profit                                          12.8          12.6           10.8            6.9
  Interest expense                                        (0.1)         (0.3)          (0.1)          (0.8)
  Other income (expense), net                              0.3           0.5           (0.2)           0.6
                                                    ------------   ------------   ------------   ------------
Earnings from consolidated companies before
  income taxes                                            13.0          12.8           10.5            6.7
Income tax expense                                         5.1           4.9            4.1            2.6
                                                    ------------   ------------   ------------   ------------
Earnings from consolidated companies                       7.9           7.9            6.4            4.1
Equity in net earnings of affiliates                       2.9           5.3            4.7            4.7
                                                    ------------   ------------   ------------   ------------
Net earnings                                              10.8%         13.2%          11.1%           8.8%
                                                    ============   ============   ============   ============

     Net Sales. The Company's net sales for the three months ended February 28, 1997 were $40.9 million, an increase of 36.0% over net sales of $30.1 million for the corresponding period in the prior year. This increase in net sales resulted from growth in the equipment, parts and expendables segment. Sales of equipment, parts and expendables increased to $35.3 million or 86.2% of net sales in the third quarter of fiscal 1997 as compared to $23.2 million or 77.3% of net sales in the same period of fiscal 1996. The growth in this segment was attributable to higher sales of the Company's CMP planarization systems to the semiconductor industry.

     The Company believes that the market for thin film memory disk polishing equipment is evolving from manual load/unload systems to automated load/unload systems. Consequently, the historical growth rate in sales of manual disk polishing machines to the thin film memory disk market may not be sustained in the future as several of the Company's customers have begun the process of evaluating how to migrate from manual to automated systems. Currently, the automated disk polishing machine is manufactured exclusively by SpeedFam Co., Ltd. (Far East Joint Venture). Revenue from the sale of automated disk polishing systems by the Company would be recognized as commission revenue since these systems are solely produced by the Far East Joint Venture. The Company is currently evaluating whether to begin producing automated machines in the U.S., although it expects that any decision to do so will take a number of months to implement.

     Sales of slurries decreased to $5.7 million or 13.8% of net sales in the third quarter of fiscal 1997 from $6.8 million or 22.7% of net sales in the comparable period of fiscal 1996. This decrease is specifically due to certain manufacturers of thin film memory disk media using slurry formulations that achieve certain desired surface characteristics, but which the Company does not currently sell. The Company is working with its supplier of memory disk slurry to develop new slurry formulations, but expects that sales of slurries to the thin film memory disk media market will remain at current levels in the near future.

     Net sales for the nine months ended February 28, 1997 were $115.2 million, up 59.2% over net sales of $72.4 million for the same period in fiscal 1996. Equipment, parts and expendables accounted for 84.1% of net sales in the first nine months of fiscal 1997 compared to 73.6% in the same period of fiscal 1996. CMP planarization equipment accounted for a significant portion of this sales growth. In addition, net sales for the nine month period have increased due to higher levels of equipment shipments to the thin film memory disk media market. Sales of slurries as a percent of net sales decreased to 15.9% in the first nine months of fiscal 1997 from 26.4% in the comparable period of fiscal 1996.

     Commissions from Affiliate. Commissions from affiliate increased to $4.4 million during the third quarter of fiscal 1997 from $3.1 million in the corresponding period of fiscal 1996. Commissions from affiliate increased to $8.9 million in the first nine months of fiscal 1997 compared to $4.0 million in the first nine months of fiscal 1996. The increases in the three and nine month periods, as compared to the respective periods in fiscal 1996, were due primarily to the continuing demand in the silicon wafer industry for polishing systems developed and manufactured by the Far East Joint Venture. In addition, sales of cleaning and polishing systems, also produced by the Far East Joint Venture, to customers in the thin film memory disk media market increased significantly in the third quarter and first nine months of fiscal 1997 over the same periods in the prior year.

     Gross Margin. Gross margin increased to $19.7 million or 43.5% of total revenue for the three months ended February 28, 1997 from $12.8 million or 38.8% of total revenue for the three months ended February 29, 1996. For the first nine months of fiscal 1997, gross margin was $48.7 million or 39.2% of total revenue compared to $24.9 million or 32.6% of total revenue for the first nine months of fiscal 1996. The increase in gross margin and gross margin percentage for both the three and nine months ended February 28, 1997 over the respective prior year periods is due to a higher level of net sales in total as well as a continuing increase in sales of higher-margin equipment, especially systems for planarization of semiconductor devices. In addition, higher commission revenue contributed to the increased gross margins in the three and nine month periods.

     Research, Development and Engineering. Research, development and engineering expense increased to $4.9 million or 10.8% of total revenue in the third quarter of fiscal 1997 from $3.5 million or 10.5% of total revenue in third quarter of fiscal 1996. In the nine months ended February 28, 1997, research, development and engineering expense increased to $12.8 million or 10.3% of total revenue compared to $7.0 million or 9.2% of total revenue in the first nine months of fiscal 1996. The increase in both the dollar amount and as a percent of total revenue is a result of the continued investment in the development of the CMP process and products for key markets, particularly for the semiconductor sector, and increasing the Company's field suport organization throughout the world. Such expenditures have resulted in the development and sale of the Auriga machine, the next generation of the CMP-V system, and the development of the Capella post-CMP cleaning system. Two Capella systems were shipped into two beta sites during the third quarter of fiscal 1997.

     Selling, General and Administrative. Selling, general and administrative expense increased to $9.0 million in the third quarter of fiscal 1997 from $5.2 million in the third quarter of fiscal 1996. For the three month period ended February 28, 1997, selling, general and administrative expense as a percent of total revenue increased to 19.9% compared to 15.7% of total revenue in the similar period of fiscal 1996. Selling, general and administrative expense increased to $22.5 million in the first nine months of fiscal 1997 from $12.6 million in the corresponding period in the prior year. As a percentage of total revenue, selling, general and administrative expense increased to 18.1% from 16.5% in the first nine months of fiscal 1996. Higher levels of spending were required to support the sales growth in the first nine months of fiscal 1997. This increase in selling, general and administrative expense as a percentage of revenue reflects continued investments in sales and administrative infrastructure, as well as increased commissions paid to the Far East Joint Venture as a result of increased sales of CMP systems produced by the Company in the U.S. and exported to Pacific Rim customers through its joint venture affiliate.

     Interest Expense. The decreases in interest expense for the three and nine months ended February 28, 1997, were due to the reduction of long-term debt since the end of the first quarter of fiscal 1996 using funds received from the initial public offering completed in October 1995 and the public offering completed in February 1997.

     Other Income (Expense), Net. Other income decreased to $126,000 in the third quarter of fiscal 1997 from $172,000 in the comparable period of fiscal 1996. Other expense increased to $216,000 in the first nine months of fiscal 1997 from $440,000 of other income in the comparable period of fiscal 1996. Other expense for the first nine months of fiscal 1997 consists primarily of charges associated with the Company's public common stock offering in the first quarter of fiscal 1997 which was subsequently canceled. These charges were partially offset by interest income.

     Equity in Net Earnings of Affiliates. Equity in net earnings of affiliates decreased to $1.3 million for the three months ended February 28, 1997 from $1.7 million in the comparable period of fiscal 1996. While revenue of the Far East Joint Venture reported in yen grew from the same quarter a year ago, a change in product mix lowered gross margin. In addition, operating expenses increased in relation to the buildup of the Far East Joint Venture's CMP organization throughout the Pacific Rim. The equity contribution from the Far East Joint Venture was also down due to a declining yen relationship against the U.S. dollar versus the same period last year.

     Equity in net earnings of affiliates increased to $5.8 million in the first nine months of fiscal 1997 from $3.6 million in the corresponding period in the prior year. The Company's share of the net earnings of its other joint venture, Fujimi Corporation, were significantly higher than in the comparable periods of fiscal 1996 due primarily to increased sales and improved margins realized on slurry products sold by Fujimi Corporation to the U.S. silicon wafer market.

Liquidity and Capital Resources

     For the first nine months ended February 28, 1997, $58,000 in cash was provided by operating activities. Cash provided by net earnings and increases in current liabilities was almost all offset by increases in accounts receivable, inventories and other current assets.

     Through February 28, 1997, the Company had spent approximately $12.0 million in land and construction costs for a new corporate headquarters and manufacturing facility in Chandler, Arizona. The Company presently estimates the total costs to be incurred for the project will be approximately $20.4 million. The current total estimated project cost has increased from previous estimates due to changes in equipment production capacity and waste neutralization requirements, power and HVAC demands.

     On February 20, 1997, the Company completed a public offering of common stock. In connection therewith, the Company issued 2,500,000 shares of common stock and received proceeds of $77.8 million, net of underwriters' discounts and commissions and offering expenses. In addition, for the nine months ended February 28, 1997, $1.4 million was provided by the sale of stock to employees through the Company's Employee Stock Purchase Plan and through the exercise of stock options.

     Using proceeds from the February 1997 stock offering, the Company paid off $2.8 million of the outstanding balance on a $22.5 million unsecured revolving line of credit maturing April 14, 1999. As of February 28, 1997, no amounts were outstanding on this line of credit.

     As of September 13, 1996, the Company had successfully negotiated an amendment to its then existing $22.5 million unsecured credit facility, in which its U.S. bank group provided the Company an additional $14.0 million in an unsecured term loan to fund the remaining costs to construct the new corporate headquarters and manufacturing facility in Chandler, Arizona. At February 28, 1997, no amounts were outstanding on the term loan.

     On October 31, 1996, a wholly owned subsidiary of SpeedFam International, Inc. entered into a (pounds) 950,000 ($1.5 million) Multi-Currency Revolving Line of Credit. The credit facility was provided to support the operating and working capital needs of the Company's British subsidiary. As of January 31, 1997, no amounts were outstanding on this line of credit.

     The Company believes that current bank lines of credit, the term loan and the funds provided by the recent sale of common stock will be sufficient to meet the Company's capital requirements during the next 12 months.

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

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              Exhibit - 10.1  Employment Agreement between the Registrant and
                        James N. Farley

              Exhibit - 10.2  Employment Agreement between the Registrant and
                        Makoto Kouzuma

              Exhibit - 10.3  Employment Agreement between the Registrant and
                        Roger K. Marach

              Exhibit - 10.4  Employment Agreement between the Registrant and
                        Christopher E. Augur

              Exhibit - 10.5  Employment Agreement between the Registrant and
                        Robert R. Smith

              Exhibit - 11  Computation of Net Earnings Per Share

              Exhibit - 27  Financial Data Schedule

         (b)  Reports on Form 8-K.

              One report on Form 8-K was filed February 18, 1997 to disclose that the Registrant had entered into an underwriting agreement. Pursuant to the underwriting agreement, the Registrant and certain shareholders of the Registrant proposed to sell 3,000,000 shares of the Registrant's common stock and grant the underwriters an over-allotment option to purchase up to 450,000 additional shares solely from the Company.

                         SpeedFam International, Inc.

                                   Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SpeedFam International, Inc.



                                  /s/ Roger K. Marach
                                  ------------------------------------------
Date: April 14, 1997                  By Roger K. Marach
                                  Treasurer and Chief Financial Officer
                                  (As Chief Accounting Officer and Duly
                                  Authorized Officer of SpeedFam International, Inc.)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
10.1     Employment Agreement between the Registrant and James N. Farley

10.2     Employment Agreement between the Registrant and Makoto Kouzuma

10.3     Employment Agreement between the Registrant and Roger K. Marach

10.4     Employment Agreement between the Registrant and Christopher E. Augur

10.5     Employment Agreement between the Registrant and Robert R. Smith

11       Computation of Net Earnings Per Share

27       Financial Data Schedule