Form 10-K
period 1997-05-31
SPEEDFAM INTERNATIONAL INC
filed 1997-08-26
CIK 949301

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1997
                         COMMISSION FILE NUMBER 0-26784

                          SPEEDFAM INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   ILLINOIS                                     36-2421613
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
            305 NORTH 54TH STREET                                 85226
              CHANDLER, ARIZONA                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                 REGISTRANT'S TELEPHONE NUMBER: (602) 705-2100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $512,107,352 as of August 22, 1997.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: 13,470,036 as of August 22, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III, Proxy Statement relating to 1997 Annual Meeting of Shareholders (except for the Report of the Compensation Committee of the Board of Directors and the Performance Graph).
================================================================================

                               TABLE OF CONTENTS

ITEM NO.                                    CAPTION                                     PAGE
--------   -------------------------------------------------------------------------  --------
  PART I
    1.     Business.................................................................     2
    2.     Properties...............................................................     13
    3.     Legal Proceedings........................................................     14
    4.     Submission of Matters to a Vote of Security Holders......................     14

PART II
    5.     Market for Common Equity and Related Shareholder Matters.................     14
    6.     Selected Financial Data..................................................     15
    7.     Management's Discussion and Analysis of Financial Condition and Results
             of Operations..........................................................     16
    8.     Financial Statements and Supplementary Data..............................     25
    9.     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.............................................................     61

PART III
   10.     Directors and Executive Officers of the Company..........................     61
   11.     Executive Compensation...................................................     61
   12.     Security Ownership of Certain Beneficial Owners and Management...........     61
   13.     Certain Relationships and Related Transactions...........................     61

PART IV
   14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........     61
           Signatures...............................................................     62
           List of Exhibits.........................................................  EXHIBIT
                                                                                       INDEX

ITEM 1.  BUSINESS

     SpeedFam International, Inc. (the "Company") was incorporated in Illinois in 1959 as SpeedLap Corporation. SpeedFam International, Inc. is a holding company operating through three wholly owned subsidiaries, and also owns interests in two joint ventures. The Company operates through SpeedFam Corporation in the U.S. ("SpeedFam U.S.") and SpeedFam Limited ("SpeedFam U.K.") and SpeedFam GmbH ("SpeedFam Germany") in Europe. SpeedFam International, Inc. owns 50% of each of two joint ventures, SpeedFam Co., Ltd. (together with its subsidiaries and joint ventures, the "Far East Joint Venture") and Fujimi Corporation (the "Fujimi Joint Venture"). The Far East Joint Venture primarily produces and sells products in the Far East similar to those produced by the Company, and the Fujimi Joint Venture sells slurries and pads in North America.

     Unless the context otherwise requires, the "Company" and "SpeedFam" refer only to SpeedFam International, Inc., an Illinois corporation, and its wholly owned subsidiaries. The Company's principal executive offices are located at 305 North 54th Street, Chandler, Arizona 85226 and its telephone number is (602) 705-2100.

     The Company designs, develops, manufactures, markets and services chemical mechanical planarization, or "CMP," systems used in the fabrication of semiconductor devices and other high throughput precision surface processing systems used in the fabrication of thin film memory disk media, semiconductor wafers and general industrial components. In addition, the Company markets and distributes slurries and parts and expendables used in its customers' manufacturing processes. The Company's processing systems include polishing, grinding, lapping, and pre-deposition cleaning equipment.

JOINT VENTURES

     Since 1971, the Company has owned a 50% interest in the Far East Joint Venture. The remaining 50% is owned by Obara Corporation, a privately-owned Japanese company that supplies products to the automotive industry. Generally, the Far East Joint Venture designs, produces and markets in the Far East equipment similar to that produced by the Company in the U.S. Prior to 1971, the Company marketed its products in Japan through Japanese trading companies; however, the Company believed that the most effective method to further penetrate the Japanese market was with a Japanese partner. See "Joint Venture Arrangements -- Far East Joint Venture." In 1984, the Company established the Fujimi Joint Venture with Fujimi Incorporated, a publicly-traded Japanese manufacturer of slurries. The Fujimi Joint Venture sells slurries manufactured by Fujimi Incorporated, primarily to silicon wafer manufacturers and general industrial manufacturers in North America. See "-- Manufacturing and Suppliers" and "Joint Venture Arrangements -- Fujimi Joint Venture."

PRODUCTS

     SpeedFam's products include polishing, grinding and lapping equipment and systems; cleaning systems; other high precision surface processing equipment; and certain other products used in its customers' manufacturing process, including slurries. During fiscal years 1995, 1996 and 1997, 54.5%, 78.5% and 84.8%, respectively, of the Company's total revenue (including commissions) was attributable to the sale of capital equipment, parts and expendables and 45.5%, 21.5% and 15.2%, respectively, of the Company's total revenue was attributable to sales of slurries.

     Applications. Polishing is a process used to change the characteristics of the surface of a semiconductor wafer or thin film memory disk. Polishing is a complex science, often involving multiple steps, each at a specified set of process parameters such as polishing speed, pressure, time, and temperature, as well as slurry pH and particle size, hardness and shape. Polishing improves the flatness (planarity), smoothness and optical properties of a surface. A typical flat polishing system consists of a moving platen that is covered with a polishing pad, in combination with a polishing liquid (or slurry) containing abrasive particles that impinge on the surface, thereby creating the desired surface qualities. This liquid slurry can be chemically active such that the surface of the component being polished is chemically modified, thus accelerating and improving the polishing process. The combination of chemical action from the acidic or alkaline slurry and mechanical action from the abrasive slurry is used to process silicon wafers, thin film memory disk media and advanced semiconductor devices.

     Processes similar to polishing include lapping (a process where no polishing pad is used and the workpiece is pressed into the slurry which is applied to a cast-iron lapping wheel) and free abrasive machining ("FAM," a process similar to lapping except that instead of a cast iron wheel, a high alloy hardened steel wheel is used). Lapping and free abrasive machining result in higher removal rates than polishing but produce rougher surface finishes. Grinding is a conventional machining process in which abrasive particles are contained within a fixed medium (grinding stone), rather than a liquid. Grinding results in much higher removal rates than lapping but produces a coarser surface finish. Dimensional tolerance, surface finish, quantity of material to be removed along with production rates required and cost of operation are the primary variables considered in the determination of the best process for a specific application. Polishing and other surface treatment processes are typically followed by a cleaning process. Thin film memory disk cleaning systems offered by SpeedFam incorporate ultrasonics, PVA (polyvinyl alcohol) brush scrubbing, rinsing and drying in a Class 1 cleanroom-compatible system.

EQUIPMENT

     Semiconductor Chemical Mechanical Polishing (CMP). The Auriga is a five head, two polishing table CMP system capable of processing 65-90 wafers per hour based on a two-minute polishing cycle. The Auriga system, which began shipping commercially in November 1996, incorporates certain modifications from the Company's original system for chemical mechanical planarization of semiconductor devices, the CMP-V, in the control and automation system in order to decrease the time interval between processes, thereby increasing the number of wafers processed. The Company's CMP process is currently characterized and in production for oxide and metal (tungsten) applications. The system incorporates full cassette-to-cassette automation. Robotics remove the wafers from the cassette and place them into the buffer tray. The wafers are then staged for batch pickup by the polishing heads. Once secured by the polishing heads, the wafers are moved onto the primary polishing pad and the process is initiated. The polishing table, covered with a flat polishing pad, rotates at a variable speed throughout the polishing cycle. Upon completion of the initial polish, the wafers are transported either to a rinsing station or to a second polishing table for an additional polishing or buffing step. The wafers are then rinsed and placed into the output buffer tray, scrubbed on both sides with a wet PVA sponge and placed wet into the output cassettes. The system is self-enclosed, and has its own air filtration and air flow management system. The Auriga offers compatibility with all commonly used slurry chemistries. Both the Auriga and the CMP-V are produced solely by the Company.

     Thin Film Memory Disk Media. The Company sells polishing machines, pre-deposition cleaning machines and grinding machines for producing aluminum, nickel-plated and glass substrates for the thin film memory disk media market.

     The DSM line of manual and automated machines are used in the manufacture of thin film memory disk media for grinding the aluminum substrate as well as polishing after deposition of the nickel plating. The DSM line of machines simultaneously processes both sides of a disk substrate and is available in various sizes. The automated machines in the DSM line are currently manufactured solely by the Far East Joint Venture.

     The MD line of cleaning systems are used to clean the substrate at various stages of the manufacturing process, including the critical cleaning immediately prior to the deposition of the magnetic layers. Cleaning systems distributed by the Company are produced solely by the Far East Joint Venture.

     Semiconductor Wafers. The Company supplies chemical mechanical polishing, double-sided lapping and, more recently, edge polishing systems to the semiconductor substrates market.

     The Company's DSM line of double-sided lapping systems is available in various sizes and is used to create the initial flatness and thickness of the silicon wafer after it is sliced from an ingot. The lapping process also removes saw marks remaining after slicing and provides a surface finish suitable for subsequent polishing processes. DSM double sided polishers for silicon wafer polishing are also available.

     The SP line utilizes a chemical mechanical polishing process to remove the shallow damage layer remaining from previous process steps and to attain the specified flatness and surface finish. A 50-inch model is manufactured by the Company in the U.S. and a 59-inch model is manufactured by the Far East Joint Venture.

     The Company began distributing the EP line of edge polishing systems during fiscal 1995. Edge polishing has emerged as a new technology that is being incorporated into high volume silicon wafer manufacturing. This technology was developed and introduced for the purpose of making the wafer's edge easier to clean, thereby increasing semiconductor device manufacturing yields. The Far East Joint Venture produces the EP line that is marketed and distributed by the Company.

     General Industrial. The Company offers a broad line of lapping, grinding and polishing systems for the general industrial market. The line includes approximately 35 models of single-side processing machines, double-side processing machines, in-line grinding systems and optics polishing machines. The product offering is available in a wide range of sizes from a 12 inch plate diameter up to a 150 inch plate diameter. Each system typically consists of a specialized machining plate, a rotating spindle, a means to fix and apply pressure to the workpieces, an abrasive distribution system and a control system.

PARTS AND EXPENDABLES

     The Company markets a broad line of parts and expendables. These products include general spare parts, bearings, grinding stones, lapping plates, workpiece carriers, seals, retaining rings, workholders and polishing pads. These products are typically obtained from outside vendors and are generally manufactured to the Company's specifications. The Company maintains spare parts inventories at six U.S. locations and two European locations. The Company believes that its ability to quickly supply parts and expendables is an important factor in its ability to provide customers with a total solution.

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

     The Company has entered into a joint venture (the "Fujimi Joint Venture") with Fujimi Incorporated to sell certain products in North and South American markets, including slurry and slurry components. The Company distributes thin film memory disk polishing slurry and related products supplied by Fujimi Incorporated, while the Fujimi Joint Venture distributes other products supplied by Fujimi Incorporated. To date, no material sales of products have been made to South American markets by the Fujimi Joint Venture. See "Joint Venture Arrangements -- Fujimi Joint Venture."

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

CUSTOMERS

     The Company sells its products to leading manufacturers of semiconductor devices, thin film memory disks, semiconductor wafers and for various general industrial applications. Certain of the Company's top customers in fiscal 1995, 1996 and 1997 in the semiconductor device, thin film memory disk media, semiconductor wafer and general industrial application markets are listed below:

        SEMICONDUCTOR DEVICE: Advanced Micro Devices; Rockwell; Siemens; Hewlett-Packard; Promos Technology.

        THIN FILM MEMORY DISK MEDIA: Komag; HMT; IBM; Seagate; Akashic.

        SEMICONDUCTOR WAFER: MEMC; Mitsubishi Siltec; Sumitomo Sitix; Wacker Siltronic.

        GENERAL INDUSTRIAL APPLICATIONS: Hayward Quartz; Heraeus Amersil; IBM; Manufacturing Technology; Motorola.

     One customer, Komag, accounted for 20.6%, 17.8% and 10.3% of the Company's total revenue in fiscal years 1995, 1996 and 1997, respectively. AMD accounted for 12.8% of the Company's total revenue for 1997. In addition, during fiscal 1995, Akashic accounted for 10.9% of the Company's total revenue. The Company's ten largest customers accounted for 66.9%, 64.4% and 59.8% of the Company's total revenue in fiscal years 1995, 1996 and 1997, respectively.

SALES AND MARKETING

     The Company markets and sells its products in North America through a combination of direct sales personnel and distributors. The Company sells directly to the semiconductor and thin film memory disk media industries and uses a network of 14 regional distributors for its general industrial product lines. In its European operations, the Company uses direct sales personnel and a small number of distributors. The Company markets and sells its products in the Far East through the sales and marketing arm of the Far East Joint Venture.

     The Company's sales strategy emphasizes direct interaction with customers, particularly in the semiconductor and memory disk industries, where ongoing customer support and service are critical. The Company's direct sales force is divided into focused units for each of the semiconductor device, thin film memory disk media and semiconductor wafer industries.

     At May 31, 1997, the U.S. direct sales organization had a total of 23 sales personnel. The Company's main sales offices are in Chandler, Arizona, Austin, Texas and Elk Grove Village, Illinois. The Company also had an aggregate of nine direct sales personnel in the SpeedFam U.K. and SpeedFam Germany offices. To enhance its sales capabilities, the Company maintains process development and demonstration laboratories in the U.S. and Europe. Sales and marketing activities in the Far East are conducted by the Far East Joint Venture. See "Joint Venture Arrangements -- Far East Joint Venture."

     The Company's marketing strategy includes involvement with SEMATECH, Inc., a consortium of major semiconductor manufacturers and equipment suppliers, attendance at Semicon, Diskcon, IMTS and other trade shows worldwide and the sponsorship of technical conferences, which include the presentation of technical papers written by customers, university scientists and the Company's own senior technologists. The Company believes these initiatives serve to promote acceptance of the Company's products and process technologies in the semiconductor, thin film memory disk and other industries.

CUSTOMER SERVICE AND SUPPORT

     The Company believes that providing highly responsive service is an essential factor in providing a total solution to its customers. In order to provide customers with experienced service and support personnel, the Company has structured its service operations into distinct service units responsible for each of the semiconductor device, thin film memory disk media, semiconductor wafer and general industrial products industries. Elements of the Company's customer service and support program include system installation and process certification, process support, machine repair, providing spare parts inventories, internal training programs, external customer training, documentation and formation of customer user groups. At May 31, 1997, the Company had 137 service employees in the U.S. and Europe. For large users of the Company's systems, the Company often creates a customized service arrangement designed to meet the specific requirements of the customer.

     The Company generally provides a one year warranty on all equipment it sells. Field service personnel provide warranty service, post-warranty service, and equipment installations. Field service engineers are located in various locations throughout the world, including dedicated site-specific engineers in place at certain customer locations pursuant to contractual arrangements. The Company also provides service and maintenance training as well as process application training for its customers' personnel. The Company maintains an extensive inventory of spare parts at its primary locations and at its satellite service sites. This provides the Company the ability to provide same day or overnight delivery for many parts.

BACKLOG

     Backlog of orders for capital equipment, parts, expendables and slurries increased to approximately $66.3 million at July 31, 1997, from approximately $52.1 million at July 31, 1996. Approximately $55.9 million, or 84.3% of the total backlog at July 31, 1997, is comprised of orders for capital equipment. The Company's backlog does not include orders for capital equipment or other products manufactured by the Far East Joint Venture and distributed by the Company in the U.S. and Europe for which the Company receives commissions. The time between the placing of orders and shipment of parts, expendables and slurries is significantly less than for capital equipment and as a result, the Company's backlog consists primarily of orders for capital equipment. The Company includes in its backlog only those customer orders for which it has accepted signed purchase orders with assigned delivery dates within 12 months. Orders generally carry a stipulation that customers may incur a penalty in the event of cancellation. However, there can be no assurance that orders will not be cancelled by customers or that the Company will obtain a meaningful penalty payment. As a result of systems and equipment ordered and shipped in the same quarter, possible changes in delivery schedules, occasional cancellation of orders and delays in product shipments, the Company's backlog at any particular date may not be indicative of actual sales for any succeeding period.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The markets in which the Company competes are characterized by evolving industry standards and frequent improvements in products and service. To compete effectively in its markets, the Company must continually improve its products and its process technologies and develop new technologies and products that compete effectively on the basis of price and performance and that adequately address current and future customer requirements. The Company's research, development and engineering expenditures during fiscal 1995, 1996 and 1997, were approximately $2.7 million, $11.5 million and $19.8 million, respectively.

     At May 31, 1997, the Company had an engineering staff of 55 employees and a research and development staff of 62 employees. Because of the complex and highly specialized design, testing and manufacturing requirements of the Company, these employees must be experienced in a wide range of engineering disciplines. The Company's philosophy is to maintain strong technical expertise in each of its core competencies and to utilize consulting engineers for non-critical portions of product development projects. The Company believes that this approach provides flexibility and allows the Company to shorten time to market for new products.

     Product Development. The Company began shipments of the Auriga, an enhanced version of the CMP-V, its original system, in the second quarter of fiscal 1997. The Company intends to periodically develop and introduce enhanced versions of its CMP system. The Company has also recently introduced the Capella, a post-CMP cleaning system. The Company has integrated this cleaning system with the Auriga to provide a dry-in/dry-out system, the Auriga-C. Deliveries of the Auriga-C for revenue are expected to begin in the second quarter of fiscal 1998. The Company is also developing additional products and product enhancements for the thin film memory disk and silicon wafer markets.

     Typically, the Company cultivates a "user-group" of current and potential customers to act as technical advisors during the conceptualization of a new product. The Company's CMP system was developed in a similar manner and its development was assisted through technical collaboration with and sponsorship by SEMATECH, Inc. and several SEMATECH, Inc. member companies that are leaders in the use of CMP technology. From time to time, the Company also engages in formal, funded joint development projects with customers from the semiconductor and thin film memory disk industries as a means to enhance its product development efforts.

     Process Development. In addition to product development, the Company continually seeks to enhance existing processes. The Company maintains process development laboratories in both the U.S. and Europe that are staffed with process engineers. The Company's process engineers frequently work directly with customers' engineers, often working within the customers' facilities. The Company is continuing to develop new processing capability in the CMP area for additional film layers such as copper. The Company has also developed and recently introduced an end-point detection metrology system, the Altair, for the purpose of measuring the film thickness of oxide and metal layers of advanced semiconductor devices. In the thin film memory disk area, the Company also continues to pursue the development of automated machines and enhanced processes enabling lower head flying heights. For the silicon wafer market, the Company is currently focusing on the development of 300mm and enhanced edge polishing systems.

MANUFACTURING AND SUPPLIERS

     The Company assembles its equipment and systems from components and fabricated parts manufactured and supplied by others, including stainless steel plates and gears, frames and weldments, power supplies, process controllers, robots and polishing heads. Certain of the items manufactured by others are made to the Company's specifications. All final assembly and system tests are performed within the Company's manufacturing/assembly facilities. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. Substantially all of the Company's non-CMP manufacturing is located in its Illinois facilities. The Company's CMP system development and manufacturing are located at the Company's headquarters in Chandler, Arizona.

     Certain of the components and sub-assemblies included in the Company's products are obtained from a single supplier or limited group of suppliers. The disruption or termination of these sources could have a material adverse effect on the Company's operations. The Company is dependent upon Fujimi Incorporated, a Japanese company, as the sole supplier of substantially all of the slurries sold by the Company, consisting primarily of thin film memory disk polishing slurry. Approximately 43.4%, 19.7% and 14.4% of the Company's total revenue in fiscal 1995, 1996 and 1997, respectively, was derived from the sale of slurries and other products supplied by Fujimi Incorporated. Accordingly, any disruption in the supply provided by Fujimi Incorporated or in the overall relationship between the Company and Fujimi Incorporated would have a material adverse effect upon the Company. The Company has the exclusive right to distribute Fujimi Incorporated thin film memory disk polishing slurry in North America until October 1, 1999. See "Joint Venture Arrangements -- Fujimi Joint Venture."

COMPETITION

     The Company competes in several distinct markets. These markets include the semiconductor device equipment market (specifically for CMP), the thin film memory disk media equipment market, the semiconductor wafer equipment market, the general industrial applications market, and the related parts and expendables market. In all markets, the Company competes on the basis of technology, overall cost of ownership, product quality, price, availability, size of installed base, breadth of product line and customer service and support.

     The Company faces substantial competition from both established competitors and from potential new entrants, some of which have substantially greater financial, engineering, manufacturing and marketing resources than the Company. In the semiconductor device equipment market, the Company faces significant competition from current competitors and any others that may enter this market in the future. IPEC currently has the largest installed base of CMP equipment. Other companies in this market are in various stages of development of CMP machines. Specifically, Applied Materials, a large semiconductor capital equipment supplier with significant resources, has introduced a multiple head CMP machine and IPEC has begun volume shipments of multiple head CMP systems. In addition, certain of the Company's competitors have longer-standing relationships than the Company with particular customers, including device manufacturers. These longer-standing relationships may make it more difficult for the Company to sell its CMP system to such semiconductor device manufacturers. Consolidation among CMP equipment suppliers or the acquisition of CMP equipment suppliers by large, established suppliers of non-CMP capital equipment to semiconductor device manufacturers or others could materially adversely affect the Company's ability to compete and would have a material adverse effect on the Company's results of operations. In the thin film memory disk and semiconductor wafer equipment markets, the Company competes with relatively few but significant competitors.

     Competition in the general industrial products markets is fragmented; no one competitor currently holds a dominant position. The Company faces significant competitive pressure in the sale of slurries, particularly with regard to pricing, resulting in decreased margins for certain products of the Company in recent periods. In the thin film memory disk slurry market, the Company competes primarily with Praxair, a large chemical company that manufactures and sells its own products. In addition, the loss of the Company's distribution rights to slurry and other products supplied by Fujimi Incorporated would have a material adverse effect on the Company.

EMPLOYEES

     At May 31, 1997, the Company had 513 full time employees in the U.S. and Europe, including 142 in manufacturing, 45 in marketing and sales, 137 in field service, 55 in engineering, 62 in research and development and 72 in general administration. In addition, the Company had 32 temporary contract employees engaged principally in its assembly operations at its Chandler, Arizona and Des Plaines, Illinois facilities. The Company believes that the use of temporary employees allows the Company to respond more rapidly to fluctuations in assembly and product demand and enables the Company to better control the labor component of its manufacturing costs. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

INTELLECTUAL PROPERTY

     The Company currently holds numerous United States patents and additional foreign patents in Japan and several Asian and European countries and has several United States patent applications and foreign patent applications pending. In addition, the Company believes that such factors as continued innovation, technical expertise and know-how of its personnel and other factors are also important. The Company holds numerous United States and foreign patents and has a number of patent applications pending in the United States and in foreign countries. The Company owns eight U.S. trademark registrations. The Company also owns numerous foreign trademarks.

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

     SPEEDFAM, FAM, SPITFIRE, and the SPEEDFAM logo are registered trademarks of the Company.

EXECUTIVE OFFICERS OF THE COMPANY

                                                         HELD PRESENT       OTHER POSITIONS HELD
               NAME AND POSITION                 AGE     OFFICE SINCE      DURING PAST FIVE YEARS
-----------------------------------------------  ---     ------------     -------------------------
James N. Farley................................  68          1993         Chief Executive Officer
  Chairman of the Board                                                   President
Makoto Kouzuma.................................  57          1997         Chief Operating Officer
  President and Chief Executive Officer                                   Executive Vice President
Roger K. Marach................................  52          1988
  Treasurer, Chief Financial Officer and
Assistant
  Secretary
Christopher E. Augur...........................  37          1993         Executive Vice President
  President of SpeedFam Corporation                                       of SpeedFam Corporation
                                                                          and General Manager of
                                                                          SpeedFam Corporation
Robert R. Smith................................  54          1974
  Managing Director of SpeedFam Limited

                           JOINT VENTURE ARRANGEMENTS

FAR EAST JOINT VENTURE

     SpeedFam Co., Ltd. (together with its subsidiaries and joint ventures, the "Far East Joint Venture"), is headquartered in Kanagawa Prefecture, Japan. Generally, the Far East Joint Venture designs, produces and markets in the Far East equipment similar to that produced by the Company in the U.S. The Far East Joint Venture conducts operations primarily in Japan but has subsidiaries and branches located in China, Hong Kong, India, Korea, Singapore, Taiwan, Thailand, and Malaysia and owns a majority interest in a Japanese subcontract manufacturing organization, Saku Seiki Co., Ltd. The Far East Joint Venture operations in China, Hong Kong, Singapore, Korea and Thailand are primarily marketing, sales and service functions. The subsidiaries in Taiwan and India also include manufacturing facilities where certain of the equipment sold by the subsidiaries is produced. Through a joint venture with Met-Coil Systems Corporation (a U.S. company), the Far East Joint Venture manufactures and markets in the Far East sheet metal forming equipment developed by Met-Coil Systems Corporation.

     Background. During the late 1960's, the Company marketed its products in Japan through Japanese trading companies. At that time, the Company believed that a presence in the Japanese market would enhance its competitive position in the U.S. as well as provide additional sources of income and access to technology. For numerous business and cultural reasons, the Company believed it could most effectively penetrate the Japanese market with the aid of a Japanese partner. In 1970 the Company entered into a joint venture with a Japanese company, Obara Corporation ("Obara"), pursuant to which the Far East Joint Venture was formed. The Company and Obara each own a 50% interest in the Far East Joint Venture. Obara, a privately-owned company, principally supplies welding guns and tips and related products to the automotive industry; its business is unrelated to that of the Company and the Far East Joint Venture.

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

     Management. SpeedFam Co., Ltd. currently has nine directors serving on its Board of Directors, including Messrs. Farley and Kouzuma, the Chairman and President of the Company, respectively, as well as Hiroshi Obara, Suminori Suzuki, Ryosuke Tojo, Shinya Iida, Hatsuyuki Arai, Isao Nagahashi and Akitoshi Yoshida. Mr. Kouzuma is the Executive Vice President and General Manager of SpeedFam Co., Ltd. and is responsible for day to day operations and acts as the primary liaison between the Company and Obara. Mr. Obara is the President of the Far East Joint Venture. Mr. Suzuki, an employee of Obara, is the senior finance officer of the Far East Joint Venture. Mr. Tojo is Managing Director of the Far East Joint Venture and assists in the overall management of operations. Dr. Iida is the chief technical officer and is responsible for all research, development and engineering operations. Mr. Yoshida is Chief of the Makuhari Techno Garden Laboratory and reports to Mr. Iida. Messrs. Arai and Nagahashi are the directors of CMP and thin film memory disk technology, respectively, and report to Mr. Tojo. Mr. Kunihiko Watanabe is director of sales for the silicon wafer market and reports to Mr. Kouzuma.

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

     Financial Information. During the Company's 1995, 1996 and 1997 fiscal years, the Company's share of the net earnings of the Far East Joint Venture was $1.1 million, $4.8 million and $5.5 million, respectively, representing 66.9%, 40.3% and 27.3%, respectively, of the Company's net earnings. The Far East Joint Venture has not paid significant dividends in the past and is expected to retain substantially all of its earnings in the foreseeable future to support the growth of its business. As a result, the Company's share of the net earnings of the Far East Joint Venture has not in the past resulted and is not expected in the future to result in a like effect on the cash flows of the Company. In addition, in recent years the equity in net earnings of affiliates has increased substantially, primarily as a result of an increase in net earnings of the Far East Joint Venture. This increase has been primarily attributable to a strong demand for equipment, systems and other products supplied by the Far East Joint Venture to the thin film memory disk and semiconductor wafer industries. However, the Company does not expect that this historical rate of earnings growth will continue. As a result, the Company does not expect earnings for the Far East Joint Venture to grow in the next fiscal year. During fiscal 1995, 1996 and 1997, 4.6%, 5.2% and 7.2% respectively, of the Company's total revenue was attributable to commissions earned on products produced by the Far East Joint Venture and which were sold by the Company. At May 31, 1997, the Company's equity interest in the Far East Joint Venture was $20.4 million, representing 9.9% of the Company's total assets and 13.0% of shareholders' equity. Set forth below is certain selected financial information with respect to the Far East Joint Venture which has been derived from consolidated financial statements which have been audited by KPMG Peat Marwick LLP. Such information should be read in conjunction with the consolidated financial statements and notes thereto of the Far East Joint Venture appearing elsewhere herein.

                                                                    YEAR ENDED APRIL 30,
                                                             -----------------------------------
                                                               1995         1996         1997
                                                             ---------    ---------    ---------
                                                                       (IN THOUSANDS)
Consolidated Statement of Earnings Data:
Net sales..................................................  $ 108,664    $ 161,169    $ 220,281
Gross profit...............................................     31,576       54,257       66,773
Operating profit...........................................      6,467       19,959       20,958
Net earnings(1)............................................      2,169        9,637       11,013

Consolidated Balance Sheet Data (at period end):
Working capital............................................  $  23,779    $  23,526    $  19,637
Total assets...............................................    110,813      126,551      153,700
Long-term debt, less current portion.......................     12,528        9,106       10,786
Stockholders' equity.......................................     34,215       37,091       40,726

---------------
(1) Approximately one-half of such amount is recognized by the Company on the equity method as "equity in net earnings of affiliates."

     Products and Customers. Generally, the Far East Joint Venture designs, produces and markets in the Far East equipment similar to that produced by the Company in the U.S. The Far East Joint Venture's product mix is significantly different than the Company's primarily because the Far East Joint Venture sells substantially fewer CMP planarization systems to semiconductor device manufacturers and because of differences in the composition of the U.S. and Far East markets. The Far East Joint Venture also designs, produces and markets edge and flat polishing machines for the semiconductor wafer market and pre-deposition cleaning machines for the thin film memory disk market and, more recently, the flat panel display market. The Company distributes certain of these machines in the U.S. and Europe. The Far East Joint Venture also markets parts, expendables and slurries (primarily to thin film memory disk and silicon wafer manufacturers).

     The Far East Joint Venture has developed and is currently manufacturing and marketing a two head CMP system. This system is marketed primarily as a tool for low volume production or research and development. The Company's Auriga five head system and other CMP products are marketed and sold through the Far East Joint Venture. The Far East Joint Venture receives a commission from the Company for such sales in the Far East.

     The Far East Joint Venture's products are sold to semiconductor wafer (primarily silicon), thin film memory disk and general industrial (primarily quartz, ceramic and LCD glass) manufacturers. Major end user customers of the Far East Joint Venture have included: Nigata Toshiba Ceramics Co., Ltd. (silicon wafer manufacturer), LG Siltron, Inc. (silicon wafer manufacturer), Toyo Kohan Co., Ltd. (thin film memory disk manufacturer), Wacker Siltron (silicon wafer manufacturer) and Kaifa Magnetics (H.K.), Ltd. (thin film memory disk manufacturer). During the Far East Joint Venture's fiscal years 1995, 1996 and 1997, sales to certain customers through Fujimi Incorporated, acting as a distributor, accounted for approximately 11%, 12% and 15% of net sales, respectively.

     Competition. The Far East Joint Venture competes in several distinct markets including the semiconductor substrate equipment market, the thin film memory disk equipment market, the general industrial equipment applications market (primarily quartz, ceramic and LCD glass) and the slurries market. The Far East Joint Venture competes on the basis of technology, overall cost of ownership, product quality, price, availability, size of installed base, breadth of product line and customer service and support. The Far East Joint Venture faces intense competition from established competitors, some of which have substantially greater financial, engineering, manufacturing and marketing resources. In the equipment markets served, the Far East Joint Venture generally competes with a relatively small number of competitors which, together with the Far East Joint Venture, provide a substantial majority of the products sold into those markets. In the slurries market, Fujimi Incorporated is the provider of substantially all of the slurries sold by the Far East Joint Venture. Fujimi Incorporated also sells directly to end users and is a dominant supplier and distributor of slurries in the Far East region.

     Sales, Marketing and Service. The Far East Joint Venture markets and sells its products through a combination of Japanese trading companies and direct sales personnel. As is customary in Japan, the Far East Joint Venture sells a substantial portion of the products sold in Japan through trading companies, although the Far East Joint Venture sales personnel have primary responsibility for most aspects of the sale. The Far East Joint Venture maintains a field service organization consisting of 75 persons based in the major locations where the Far East Joint Venture maintains a presence, such as Japan, India, Korea, Singapore, Taiwan and Thailand.

     Research, Development and Manufacturing. The Far East Joint Venture maintains a research and development staff of 67 persons. Research and development efforts of the Far East Joint Venture are focused on enhancing existing products as well as developing new products and generally cover a broader range of products and technologies than the Company's research and development efforts. The Company and the Far East Joint Venture have in the past collaborated on various projects and are expected to do so in the future.

     The Far East Joint Venture or manufacturing subcontractors retained by the Far East Joint Venture typically manufacture equipment and systems from components and fabricated parts manufactured and supplied by others. Certain of the items manufactured by others are made to the Company's specifications. A portion of the products sold by the Far East Joint Venture are manufactured by the Far East Joint Venture's majority owned subsidiary, Saku Seiki Co., Ltd., and a substantial portion are manufactured by unaffiliated third party subcontractors for the Far East Joint Venture.

     Employees. At April 30, 1997, the Far East Joint Venture had 492 full-time employees, including 388 in Japan, 4 in Thailand, 22 in Korea, 40 in Taiwan, 17 in India, 14 in Singapore, 2 in Shanghai, 3 in Hong Kong and 2 in Malaysia. Of these employees, 87 are engaged in manufacturing, 67 in marketing and sales, 75 in field service, 85 in engineering, 67 in research and development, 52 in management and 59 in clerical and general administration.

     Certain Relationships. The Company acts as distributor in North America and Europe of certain machines produced by the Far East Joint Venture. During fiscal 1995, 1996 and 1997, commissions paid to the Company relating to such distribution amounted to approximately $2.8 million, $6.3 million and $12.4 million, respectively. Further, the Company purchases certain components used in its machines from the Far East

Joint Venture. During fiscal 1995, 1996 and 1997, purchases of components from the Far East Joint Venture totaled approximately $3.0 million, $5.6 million and $4.9 million, respectively.

     Mr. Kouzuma receives certain amounts from the Far East Joint Venture consisting of directors' fees, bonuses and salary. In addition, both Messrs. Farley and Kouzuma receive dividends on their individual holdings of stock in certain of SpeedFam Co., Ltd.'s subsidiaries. Both Messrs. Farley and Kouzuma serve as directors of SpeedFam Co., Ltd. In addition, both serve as directors of SpeedFam Clean Systems Co. Ltd., a majority owned subsidiary of SpeedFam Co., Ltd. Mr. Kouzuma also serves as President of SpeedFam Clean Systems Co. Ltd. In addition, each of Messrs. Farley and Kouzuma own 5% of the outstanding capital stock of SpeedFam Clean Systems Co., Ltd. Messrs. Farley and Kouzuma also serve as directors of Met-Coil Ltd., SpeedFam Co., Ltd.'s 50%-owned joint venture. Mr. Kouzuma owns 10.62% of the outstanding capital stock of Saku Seiki Co., Ltd., a majority owned subsidiary of SpeedFam Co., Ltd., and serves as a director of Saku Seiki Co., Ltd. Messrs. Farley and Kouzuma also serve as directors of several wholly owned subsidiaries of SpeedFam Co., Ltd., namely SpeedFam Korea Ltd., SpeedFam Incorporated in Taiwan, SpeedFam India (Pvt.) Ltd. and SpeedFam Malaysia SDN., BHD.

FUJIMI JOINT VENTURE

     Pursuant to a joint venture agreement dated September 7, 1984, the Company and Fujimi Incorporated formed Fujimi Corporation, an Illinois corporation (the "Fujimi Joint Venture"). Each of Fuijimi Incorporated and the Company owns 50% of the Fujimi Joint Venture's common stock. Fujimi Incorporated, a publicly traded company in Japan, is a manufacturer of slurry, abrasives and compounds in Japan. The initial term of the joint venture agreement was for a period of five years, but the agreement continues in effect until such time as either party terminates upon written notice delivered to the other party upon one-year notice. The agreement may also be terminated upon 60-days notification by either party in the event of a breach by the other party if such breach is not cured within 60 days.

     The Fujimi Joint Venture was organized to sell Fujimi Incorporated products in North and South America. The Fujimi Joint Venture distributes abrasives, polishing pads, diamond wheels, diamond slurries and other products to the semiconductor wafer, thin film memory disk and general industrial markets. Notwithstanding the written terms of the joint venture agreement, the Company, through SpeedFam U.S., has distributed a variety of products, primarily slurry, to manufacturers of thin film memory disks. The Company has the exclusive right to distribute Fujimi Incorporated memory disk polishing slurry in North America until October 1, 1999. Revenue from sales of products by the Fujimi Joint Venture were $15.8 million in fiscal 1995, $19.7 million in fiscal 1996 and $36.6 million in fiscal 1997. For a description of other business relationships between the Company and Fujimi Incorporated, see "Business -- Manufacturing and Suppliers." The Fujimi Joint Venture imports a portion of the products it sells and purchases such products in non-U.S. dollar denominated transactions. This business is subject to foreign exchange rate fluctuations which can significantly impact operating profit margins.

     The Fujimi Joint Venture currently has six directors serving on its Board of Directors, including Mr. Farley, Chairman of the Company, Mr. Kouzuma, President of the Company, and Mr. Augur, President of SpeedFam U.S. The other three directors, Messrs. Isamu Koshiyama, Hidetaka Niinomi and Stuart Sawai, are representatives of Fujimi Incorporated. Day to day management of the Fujimi Joint Venture is under the control of its president, Mr. Donald R. Hixson. The Fujimi Joint Venture employs four full-time sales personnel.

ITEM 2.  PROPERTIES.

     The Company currently owns or leases buildings containing a total of approximately 258,000 square feet of space in the U.S. and Europe, including approximately 133,000 square feet of factory/assembly area and approximately 125,000 square feet of corporate office space.

     The Company's U.S. Operations (the SpeedFam International, Inc. headquarters, and the SpeedFam U.S. subsidiary) account for approximately 247,000 square feet of the total of which approximately 176,000 square feet is owned (including the recently completed 135,000 square foot corporate headquarters and manufacturing facility in Chandler, Arizona). The balance of approximately 71,000 square feet is leased.

     The Company maintains locations in the United States in Chandler, Arizona, Des Plaines, Illinois, Elk Grove Village, Illinois, Austin, Texas, Portland, Oregon, and Fremont, California.

     SpeedFam U.K. is located Hinckley, England and maintains approximately 9,000 square feet of owned space. SpeedFam Germany has approximately 2,000 square feet of leased office space in Ingelfingen, Germany.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                                                            NUMBER OF
                                                                         STOCKHOLDERS OF
                                                                          RECORD AS OF
                                TITLE OF CLASS                            MAY 31, 1997
        ---------------------------------------------------------------  ---------------
        Common Stock, no par value.....................................        109

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SFAM." Public trading of the Common Stock commenced on October 10, 1995. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock as reported by Nasdaq for the periods indicated:

                                                                           HIGH       LOW
                                                                           ----       ---
    Fiscal 1996
         Second Quarter (from October 10, 1995)..........................  $18 1/4    $111/8
         Third Quarter...................................................   16 1/2      91/2
         Fourth Quarter..................................................   22         12
    Fiscal 1997
         First Quarter...................................................  $20 1/8    $111/8
         Second Quarter..................................................   25 5/16    107/8
         Third Quarter...................................................   39 3/4     207/8
         Fourth Quarter..................................................   39 1/2     241/4
    Fiscal 1998
         First Quarter (through August 22, 1997).........................   53 1/2     311/2

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

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The consolidated statement of earnings data for the years ended May 31, 1995, 1996 and 1997 and the consolidated balance sheet data as of May 31, 1996 and 1997 are derived from the Company's consolidated financial statements and notes thereto which have been audited by KPMG Peat Marwick LLP, independent public accountants and are included elsewhere herein. The consolidated statement of earnings data for the years ended May 31, 1993 and 1994 and the consolidated balance sheet data as of May 31, 1993, 1994 and 1995 are derived from the Company's consolidated financial statements which have been audited by KPMG Peat Marwick LLP but are not included herein. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements, appearing elsewhere herein.

                                                              YEAR ENDED MAY 31,
                                             -----------------------------------------------------
                                              1993        1994        1995       1996       1997
                                             -------     -------     -------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
Net sales..................................  $42,542     $49,247     $57,021   $113,880   $160,994
Commissions from affiliate.................      772       2,134       2,757      6,290     12,430
                                             -------     -------     -------   --------   --------
Total revenue..............................   43,314      51,381      59,778    120,170    173,424
Cost of sales..............................   32,472      38,945      45,494     78,661    103,501
                                             -------     -------     -------   --------   --------
Gross margin...............................   10,842      12,436      14,284     41,509     69,923
OPERATING EXPENSES:
Research, development and engineering......    1,778       2,267       2,740     11,496     19,766
Selling, general and administrative
  expenses.................................    8,545       8,988       9,948     18,922     28,671
                                             -------     -------     -------   --------   --------
Operating profit...........................      519       1,181       1,596     11,091     21,486
Other income (expense).....................     (391)(2)     277        (953)      (208)      (298)
                                             -------     -------     -------   --------   --------
Earnings from consolidated companies before
  income taxes.............................      128       1,458         643     10,883     21,188
Income tax expense (benefit)...............      573        (160)(3)     186      4,266      8,037
                                             -------     -------     -------   --------   --------
Earnings (loss) from consolidated companies
  before cumulative effect of change in
  accounting principle.....................     (445)      1,618         457      6,617     13,151
Equity in net earnings (loss) of
  affiliates(1)............................      (45)        655       1,187      5,204      7,068
Cumulative effect of change in accounting
  principle for income taxes...............       --          78          --         --         --
                                             -------     -------     -------   --------   --------
Net earnings (loss)........................  $  (490)    $ 2,351     $ 1,644   $ 11,821   $ 20,219
                                             =======     =======     =======   ========   ========
Net earnings (loss) per share..............  $ (0.06)    $  0.31     $  0.20   $   1.16   $   1.67
                                             =======     =======     =======   ========   ========
Weighted average common and common
  equivalent shares........................    7,615       7,619       8,146     10,159     12,127
                                             =======     =======     =======   ========   ========

                                                              YEAR ENDED MAY 31,
                                             -----------------------------------------------------
                                              1993        1994        1995       1996       1997
                                             -------     -------     -------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Working capital............................  $ 5,944     $ 9,980     $11,072   $ 31,193   $106,822
Total assets...............................   35,715      45,709      60,029    107,984    206,500
Long-term obligations, less current
  maturities...............................    8,133       9,716      10,362      2,593        272
Shareholders' equity.......................   15,669      18,576      23,037     60,039    156,533

---------------
(1) Includes ($285), $450, $1,100, $4,759 and $5,513 for the 1993 through 1997 fiscal years, respectively, attributable to the Company's share of net earnings (loss) from the Far East Joint Venture, accounted for on the equity method. See "Business -- Joint Venture Arrangements," the consolidated financial statements of the Far East Joint Venture included elsewhere herein. The remainder represents the Company's share of net earnings from the Fujimi Joint Venture.

(2) Reflects charges of $300 related to the bankruptcy of a subsidiary operating in Switzerland.

(3) Reflects income tax benefits of $740 related to the bankruptcy of a subsidiary operating in Switzerland.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company designs, develops, manufactures, markets and services chemical mechanical planarization, or "CMP," systems used in the fabrication of semiconductor devices and other high-throughput precision surface processing systems used in the fabrication of thin film memory disk media, semiconductor wafers and general industrial components. In addition, the Company markets and distributes parts and expendables and slurries. The Company's total revenue consists of net sales in two business segments: (i) equipment, parts and expendables, and (ii) slurries, as well as commissions earned on the distribution in the U.S. and Europe of products manufactured by the Far East Joint Venture. Sales of the Company's products are recorded upon shipment or when the product is accepted by the customer, provided that no significant obligations remain outstanding and collection of the related receivable is deemed probable. The Company accrues estimated warranty and installation expenses for each equipment and system order at the time the order is shipped.

     Equipment, parts and expendables consist of capital equipment manufactured by the Company, spare parts for that equipment and expendable products, such as bearings, grinding stones, lapping plates, workpiece carriers, seals, retaining rings, workholders and polishing pads. During fiscal years 1995, 1996, and 1997, 52.3%, 77.3%, and 83.6% respectively, of the Company's net sales was attributable to the sale of capital equipment, parts and expendables. Historically, the gross margin for products in this segment has been significantly higher than that for slurries. The Company began development of its original CMP product, the CMP-V, in 1990. The Company initiated volume shipments of the CMP-V in 1994. Shipments of the Auriga began in the second quarter of fiscal 1997. Through May 31, 1997, the Company had shipped 26 Auriga systems. The Company's CMP systems accounted for 7.9%, 34.7%, and 50.2% of net sales for fiscal 1995, 1996, and 1997 respectively. The Company's CMP systems generally have gross margins higher than those of the Company's other capital equipment products.

     Slurries consist of polishing slurry and slurry components (including vehicles and abrasives) used in surface processing. During fiscal years 1995, 1996, and 1997, 47.7%, 22.7%, and 16.4%, respectively, of the Company's net sales was attributable to the sale of slurries. Substantially all of the slurries sold by the Company are manufactured by Fujimi Incorporated. Historically, the gross margin for slurries has been significantly lower than that for equipment, parts and expendables. In recent years, the Company has experienced severe competitive pressure in the sale of slurries and has been required to reduce prices. In addition, the Company has experienced increased slurry costs.

     Commissions from affiliate ("commissions") consist primarily of revenue derived from the distribution by the Company in the U.S. and Europe of products manufactured by the Far East Joint Venture for which the Company acts as sales agent. Certain capital equipment marketed and distributed by the Company is produced solely by the Far East Joint Venture. The Company distributes such products throughout the U.S. and Europe and receives commissions thereon. Such amount reflects the difference between the imported equipment's cost to the Company and sales price to the customer. For fiscal 1995, 1996, and 1997, commissions accounted for 4.6%, 5.2%, 7.2%, respectively, of total revenue. Commissions are subject to foreign exchange rate fluctuations which can significantly impact operating profit margins.

     In fiscal 1995, 1996, and 1997, 17.3%, 21.7%, and 31.2%, respectively, of the Company's total revenue was attributable to sales outside of the United States. In particular, in fiscal 1997, 14.2% of the Company's total revenue was attributable to sales made to European markets and 17.0% was attributable to sales to markets in the Far East.

     The Company generally enters into foreign exchange contracts to hedge certain firm commitments denominated in foreign currencies, principally in Japanese yen. The terms of the contracts are rarely more than one year. Currency exchange rate variations have had an immaterial effect on the Company's results of operations for the periods presented. The results of operations of the Company's subsidiaries and its equity in the net earnings of the Far East Joint Venture are translated for financial statement purposes based upon average exchange rates during the period covered. As a result, fluctuations in exchange rates may have an adverse effect of the Company's results of operations. Net assets of the Company's foreign subsidiaries and 50% of the net assets of the Far East Joint Venture were approximately $24.6 million at April 30, 1997 (the end of fiscal 1997 of such entities).

     The Company owns a 50% interest in both the Far East Joint Venture and the Fujimi Joint Venture. The Company's equity interest in each joint venture is accounted for on the equity method. As a result, the Company's share of the net earnings of the Far East Joint Venture and the Fujimi Joint Venture appear in the "Equity in net earnings of affiliates" caption on the Company's consolidated statements of earnings. The Far East Joint Venture and the Fujimi Joint Venture have paid dividends in the past and may continue to do so in the foreseeable future, but are expected to reinvest substantially all their earnings back into their respective businesses. The Company's share of the net earnings of the Far East Joint Venture has not in the past resulted and is not expected in the future to result in a like effect on the cash flows of the Company. At May 31, 1997, the Company's equity interest in the Far East Joint Venture was $20.4 million, representing 9.9% of the Company's total assets and 13.0% of shareholders' equity. The net earnings of the Company in the past have been substantially influenced by the results of operations of the Far East Joint Venture and can be expected to continue to be so influenced in the future. See "Business -- Joint Venture Arrangements" and the consolidated financial statements of SpeedFam Co., Ltd. included elsewhere herein.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenue:

                                                                     YEARS ENDED MAY 31,
                                                                  -------------------------
                                                                  1995      1996      1997
                                                                  -----     -----     -----
    REVENUE:
    Net sales...................................................   95.4%     94.8%     92.8%
    Commissions from affiliate..................................    4.6       5.2       7.2
                                                                  -----     -----     -----
    Total revenue...............................................  100.0     100.0     100.0
    Cost of sales...............................................   76.1      65.5      59.7
                                                                  -----     -----     -----
    Gross margin................................................   23.9      34.5      40.3
    OPERATING EXPENSES:
    Research, development and engineering.......................    4.6       9.6      11.4
    Selling, general and administrative expenses................   16.6      15.7      16.5
                                                                  -----     -----     -----
    Operating profit............................................    2.7       9.2      12.4
    Other income (expense)......................................   (1.6)     (0.2)     (0.2)
                                                                  -----     -----     -----
    Earnings from consolidated companies before income taxes....    1.1       9.0      12.2
    Income tax expense..........................................    0.3       3.5       4.6
                                                                  -----     -----     -----
    Earnings from consolidated companies........................    0.8       5.5       7.6
    Equity in net earnings of affiliates........................    2.0       4.3       4.1
                                                                  -----     -----     -----
    Net earnings................................................    2.8%      9.8%     11.7%
                                                                  =====     =====     =====

FISCAL 1997 COMPARED WITH FISCAL 1996

     Net Sales. Net sales for the fiscal year ended May 31, 1997 were $161.0 million, up 41.4% over net sales of $113.9 million in fiscal 1996. Equipment, parts and expendables accounted for 83.6% of net sales in fiscal 1997 compared to 77.3% in fiscal 1996. The growth in this segment was attributable to higher sales of the Company's CMP planarization systems to the semiconductor industry. Sales of CMP systems totaled $80.8 million, or 50.2% of net sales, more than double the $39.5 million of CMP system sales in fiscal 1996. In addition to the significant increase in CMP equipment sales to semiconductor manufacturers, net sales for the fiscal year increased due to a higher level of sales of equipment, parts and expendables to the thin film memory disk media market. Sales of slurries increased to $26.3 million in fiscal 1997 from $25.8 million in fiscal 1996. However, as a percent of net sales, sales of slurries decreased to 16.4% in fiscal 1997 from 22.7% in fiscal 1996. European sales decreased to $9.9 million in fiscal 1997 from $10.9 million in fiscal 1996.

     Commissions from Affiliate. Commissions from affiliate increased to $12.4 million in the year ended May 31, 1997, compared to $6.3 million in the year ended May 31, 1996. The increase in fiscal 1997, as compared to fiscal 1996, was due primarily to increased demand in the silicon wafer industry for polishing systems developed and manufactured by the Far East Joint Venture. In addition, sales of cleaning and polishing systems, also produced by the Far East Joint Venture, to customers in the thin film memory disk media market increased significantly in fiscal 1997 over fiscal 1996. Commissions from affiliate also improved over the prior year due to improved margins on import machines.

     Gross Margin. In fiscal 1997, gross margin was $69.9 million, or 40.3% of total revenue, compared to $41.5 million, or 34.5% of total revenue, in fiscal 1996. In addition to higher sales levels, gross margin has increased due to a continuing increase in sales of higher margin equipment, particularly systems for the planarization of semiconductor devices. In addition, higher commission revenue contributed to the increased gross margins in fiscal 1997.

     Research, Development and Engineering. In the year ended May 31, 1997, research, development and engineering expense increased to $19.8 million, or 11.4% of total revenue, compared to $11.5 million, or 9.6% of total revenue, in fiscal 1996. The increase in both the dollar amount and as a percent of total revenue is a result of the continued investment in the development of the CMP process and products for key markets, particularly for the semiconductor sector, and the increase in the Company's field support organization throughout the world. Such expenditures have resulted in the development and sale of the Auriga machine, the next generation of the CMP-V system, and the development of the Capella Post-CMP Cleaning System.

     Selling, General and Administrative. In fiscal 1997, selling, general and administrative expense increased to $28.7 million from $18.9 million in fiscal 1996. In fiscal 1997, selling, general and administrative expense increased as a percent of total revenue to 16.5% from 15.7% in fiscal 1996. Higher levels of spending were required to support the sales growth in fiscal 1997. This increase in selling, general and administrative expense as a percentage of revenue reflects continued investments in the sales and administrative infrastructure, as well as increased commissions paid to the Far East Joint Venture as a result of increased sales of CMP systems produced by the Company in the U.S. and exported to Pacific Rim customers though its joint venture affiliate.

     Other Income (Expense). Other expense increased to $298,000 in fiscal 1997 from $208,000 in fiscal 1996. Other income (expense) includes charges associated with the Company's public common stock offering in the first quarter of fiscal 1997 which was subsequently canceled, interest expense, miscellaneous expenses and interest income.

     Provision for Income Taxes. The Company's effective tax rate in fiscal 1997 was 38%, compared to 39% in fiscal 1996. The Company's effective income tax rate in fiscal 1997 differs from the Federal statutory rate primarily as a result of state taxes, net of the U.S. federal benefit offset by the tax benefit from a foreign sales corporation and research and development tax credits.

     Equity in Net Earnings of Affiliates. For the year ended May 31, 1997, equity in net earnings of affiliates increased to $7.1 million compared to $5.2 million in the year ended May 31, 1996. Demand continued to be strong for products sold to the thin film memory and semiconductor wafer industries by the Far East Joint Venture. However, the Company does not expect that this historical rate of earnings growth will continue. As a result, the Company does not expect earnings for the Far East Joint Venture to grow in the next fiscal year. In addition, the Company's share of the net earnings of the Fujimi Joint Venture was significantly higher than in fiscal 1996 due to increased sales and improved margins realized during fiscal 1997 on slurry products sold by the Fujimi Joint Venture to the U.S. silicon wafer market.

FISCAL 1996 COMPARED WITH FISCAL 1995

     Net Sales. Net sales for the fiscal year ended May 31, 1996 were $113.9 million, almost double the net sales of $57.0 million reported in fiscal 1995. Equipment, parts and expendables accounted for 77.3% of net sales in fiscal 1996 compared to 52.3% in fiscal 1995. CMP-V sales were $39.5 million and accounted for 34.7% of net sales in fiscal 1996, up from 7.9% in fiscal 1995. In addition to the significant increase in CMP-V sales to semiconductor manufacturers, net sales increased due to industry growth in the thin film memory disk media and semiconductor wafer markets. As a result, sales of related equipment, parts and expendables also increased in fiscal 1996 over fiscal 1995. Sales of slurries as a percent of net sales decreased to 22.7% in fiscal 1996 from 47.7% in fiscal 1995.

     Commissions from Affiliate. Commissions from affiliate more than doubled to $6.3 million in the year ended May 31, 1996, compared to $2.8 million in the year ended May 31, 1995. The increase in fiscal 1996, as compared to fiscal 1995, was due primarily to the increasing demand from the silicon wafer industry to meet that industry's growing capacity requirements, and increased demand for certain technologies developed and manufactured by the Far East Joint Venture.

     Gross Margin. In fiscal 1996, gross margin was $41.5 million, or 34.5% of total revenue, compared to $14.3 million, or 23.9% of total revenue, in fiscal 1995. In addition to higher sales levels, gross margin increased due to a considerable shift towards higher margin products in the equipment, parts and expendables segment, particularly the CMP-V planarization system.

     Research, Development and Engineering. In the year ended May 31, 1996, research, development and engineering expense increased to $11.5 million, or 9.6% of total revenue, compared to $2.7 million, or 4.6% of total revenue, in fiscal 1995. The Company has committed significant resources to the continued development of the CMP process and other related technologies. The Company believes that increased spending in research, development and engineering, including providing required technical support services for needs of customers, are all major factors to continued CMP sales growth.

     Selling, General and Administrative. In fiscal 1996, selling, general and administrative expense increased to $18.9 million from $9.9 million in fiscal 1995. In fiscal 1996, selling, general and administrative expense decreased as a percent of total revenue compared to fiscal 1995 due to the significantly higher level of sales between the same periods. However, higher levels of spending were required to support this sales growth including additional administrative and sales personnel, new service and sales locations, and distributor commissions to the Far East Joint Venture on export sales from the U.S. to the Far East region.

     Other Income (Expense). Other expense decreased to $208,000 in fiscal 1996 from $953,000 in fiscal 1995. In fiscal 1995, the Company incurred a $350,000 foreign exchange loss on several import equipment orders. In addition, interest expense decreased from fiscal 1995 to fiscal 1996 due to the retirement of the outstanding balance of a revolving line of credit and the retirement of long-term debt payable to a former director. The remaining decrease in other expense is due primarily to additional interest income earned on the investment of proceeds received upon completion of the Company's initial public offering of common stock in October 1995.

     Provision for Income Taxes. The Company's effective tax rate in fiscal 1996 was 39%, compared to 29% in fiscal 1995. The Company's effective income tax rate in fiscal 1996 differs from the Federal statutory rate primarily as a result of state taxes, net of the U.S. federal benefit. The fiscal 1995 effective tax rate differs from the statutory rate primarily as a result of the tax benefit from a foreign sales corporation.

     Equity in Net Earnings of Affiliates. For the year ended May 31, 1996, equity in net earnings of affiliates increased to $5.2 million compared to $1.2 million in the year ended May 31, 1995. The increase is primarily attributable to a continued strong demand for products sold to the thin film memory and semiconductor wafer industries by the Far East Joint Venture. In addition, profits of the Far East Joint Venture have increased due to improvements in manufacturing, cost reduction programs and a lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended, May 31, 1997, $6.9 million in cash was provided by operating activities primarily from net earnings. Cash from operating activities was also provided by an increase in accounts payable and accrued expense liabilities since the beginning of the fiscal year. Cash was used in operating activities primarily to reduce the due to affiliates liability, income taxes payable and to support growth in accounts receivable and inventories.

     The Company recently completed construction of its new corporate headquarters and manufacturing facility in Chandler, Arizona. Total costs incurred for the project were approximately $18.9 million.

     On February 20, 1997, the Company completed a public offering of common stock. In connection therewith, the Company issued 2,500,000 shares of common stock and received proceeds of $77.7 million, net of underwriters' discounts and commissions and offerings expenses. In addition, for the year ended May 31, 1997, $1.5 million was provided by the sale of stock to employees through the Company's Employee Stock Purchase Plan and through the exercise of stock options.

     Using proceeds from the February 1997 stock offering, the Company paid off $2.8 million of the entire outstanding balance on a $22.5 million unsecured revolving line of credit maturing April 14, 1999. As of May 31, 1997, no amounts were outstanding on this line of credit.

     As of September 13, 1996, the Company had successfully negotiated an amendment to its then existing $22.5 million unsecured credit facility, in which its U.S. bank group provided the Company an additional $14.0 million in an unsecured term loan to fund the remaining costs to construct the new corporate headquarters in Chandler, Arizona. At May 31, 1997, no amounts were outstanding on the term loan. Unless drawn upon, the term loan agreement will expire September 29, 1997.

     On October 31, 1996, SpeedFam Limited, the Company's wholly-owned subsidiary in the United Kingdom, entered into a L950,000 ($1.5 million) Multi-Currency Revolving Line of Credit. The credit facility was provided to support the operating and working capital needs of the Company's British subsidiary. At April 30, 1997, no amounts were outstanding on this loan.

     The Company believes that current bank lines of credit, the term loan and the funds provided by the recent sale of common stock will be sufficient to meet the Company's capital requirements during the next 12 months.

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company will adopt SFAS No. 128 for the financial statements for the year ended May 31, 1998.

     SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is evaluating the Statement's provisions to conclude how it will present comprehensive income in its financial statements, and has not yet determined the amounts to be disclosed. The Company will adopt SFAS No. 130 effective June 1, 1998.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company is evaluating the new Statement's provisions to determine the additional disclosures required in its financial statements, if any. The Company will adopt SFAS No. 131 effective June 1, 1998.

                CERTAIN FACTORS AFFECTING THE COMPANY'S BUSINESS

     Discussed below are certain factors which may affect the Company's business. This discussion is not exclusive of other factors that may also affect the Company's business and should be read in conjunction with the other information contained in this Form 10-K including, without limitation, information provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON CMP SYSTEMS

     The Company believes that its future growth, if any, depends in large part upon its ability to grow revenues attributable to its CMP systems and its technology. Revenue growth attributable to the Company's CMP system depends upon numerous factors, including cost of ownership, throughput, process flexibility, performance and reliability and availability of customer support. The Company intends to periodically develop and introduce enhanced versions of its CMP system. Failure to continually enhance the Company's CMP system may impact its ability to grow revenues attributable to its CMP systems. There can be no assurance that the Company will be successful in growing revenue attributable to its current CMP systems, or any future enhanced version of the system. The failure of the Company to accomplish these objectives would have a material adverse effect on the Company. See
"-- Dependence on New Product Development; Rapid Technological Change."

DEPENDENCE ON NEW PRODUCT DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE

     The Company believes that its future success will depend, in part, on its ability to enhance existing products and processes and develop and manufacture new products and processes. The markets in which the Company and its customers compete are characterized by evolving industry standards and frequent improvements in products and services. To compete effectively in such markets, the Company must continually improve its products and its process technologies and develop new technologies and products that compete effectively on the basis of price and performance. The Company expects to continue to make significant investments in research, development and engineering. There can be no assurance that the Company will be able to improve its existing products and its process technologies or develop new products and technologies. The Company intends to continually develop and/or introduce enhanced versions of its CMP system and post-CMP cleaning system. There can be no assurance that the Company's development of new or enhanced products, such as enhanced versions of the CMP system, will be cost-effective or introduced in a timely manner or accepted in the marketplace. Failure by the Company to develop or introduce new products and product enhancements in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

     Due to the complexity of the Company's products, significant delays can occur between a system's introduction and the commencement of commercial shipments. The Company has from time to time experienced delays in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements, and may experience such delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle. If new products experience reliability or quality problems, the Company could encounter a number of problems, including reduced orders, higher manufacturing costs, delays in collection of accounts receivable and additional service and warranty expenses, all of which events could materially adversely affect the Company's business and results of operations. In addition, in the event the Company does not manage product transitions successfully, announcements or introductions, or the perception that such events are likely to occur, by either the Company or its competitors could adversely affect sales of existing Company products. See "-- Market Share Growth Company's CMP System" and "Business -- Research, Development and Engineering."

CYCLICAL NATURE OF THE COMPANY'S BUSINESS

     The Company's business depends substantially on the capital expenditures of thin film memory disk media and semiconductor manufacturers, which, in turn, depend upon the current and anticipated market demand for memory disks and semiconductor devices. Sales of capital equipment to these manufacturers are expected to continue to represent a significant portion of the Company's total revenue. These industries are highly cyclical and have historically experienced periodic downturns characterized by oversupply and weak demand, which often have a material adverse effect on the acquisition of capital equipment and other products used in the manufacturing process, including products offered by the Company. These downturns generally have materially adversely affected the business and operating results of capital equipment suppliers, including the Company. The semiconductor and thin film memory disk industries have recently or are currently experiencing downturns which have led many semiconductor and memory disk manufacturers to delay or cancel capital expenditures. The Company's business and results of operations will be materially adversely affected by future downturns in the semiconductor market and the thin film memory disk market.

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

SOLE OR LIMITED SOURCES OF SUPPLY

     The Company relies to a substantial extent on outside suppliers to manufacture many of the components and subassemblies used in the Company's capital equipment, some of which are obtained from a single supplier or a limited group of suppliers. The Company's reliance on outside suppliers generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components. In the past, the Company has experienced delays in receiving materials from suppliers, sometimes resulting in delays in the delivery of products by the Company. Such delays, or other significant supplier or supply quality issues, may occur in the future, which could result in a material adverse effect on the

Company. Because the manufacture of certain of these components and subassemblies is specialized and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not reoccur. Any inability to obtain adequate deliveries, or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally, could delay shipment of the Company's products, increase its cost of goods sold and have a material adverse effect on the Company's business and results of operations. See "Business -- Manufacturing and Suppliers."

INTERNATIONAL BUSINESS

     In fiscal 1995, 1996 and 1997, 17.3%, 21.7% and 31.2%, respectively, of the
Company's total revenue was attributable to sales outside the United States. In addition, under certain circumstances, products sold to U.S. customers are shipped to those customers' overseas facilities. The Company expects that international sales will continue to represent a significant portion of its total revenue. Sales to customers outside the United States are subject to numerous risks, including exposure to currency fluctuations, the imposition of government controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes typically associated with foreign sales, the greater difficulty of administering business overseas and general economic conditions. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. Moreover, slurries marketed and distributed by both the Company and the Fujimi Joint Venture are purchased from Fujimi Incorporated, a Japanese company. The Company also purchases in Japanese yen certain equipment from the Far East Joint Venture that the Company then sells in the U.S. and Europe. Fluctuations in exchange rates have in the past resulted, and may in the future result, in increases in the cost to the Company of such products. Also, because the value of the net assets of the Company's foreign subsidiaries and its equity interest in the Far East Joint Venture fluctuate based upon exchange rates and because the Company does not hedge the value of such net assets, fluctuations in exchange rates may have an adverse effect on the Company's shareholders' equity.

     Certain statements in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors Affecting the Company's Business" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
Independent Auditors' Report..........................................................    25
Consolidated Balance Sheets -- at the end of fiscal years 1996 and 1997...............    26
Consolidated Statements of Earnings -- for the fiscal years 1995, 1996 and 1997.......    27
Consolidated Statements of Stockholders' Equity -- for the fiscal years 1995, 1996 and
  1997................................................................................    28
Consolidated Statements of Cash Flows -- for the fiscal years 1995, 1996 and 1997.....    29
Notes to Consolidated Financial Statements............................................    30
SPEEDFAM CO., LTD. AND CONSOLIDATED SUBSIDIARIES
Independent Auditors' Report..........................................................    45
Consolidated Balance Sheets -- at the end of fiscal years 1996 and 1997...............    46
Consolidated Statements of Earnings -- for the fiscal years 1995, 1996 and 1997.......    47
Consolidated Statements of Shareholders' Equity -- for the fiscal years 1995, 1996 and
  1997................................................................................    48
Consolidated Statements of Cash Flows -- for the fiscal years 1995, 1996 and 1997.....    49
Notes to Consolidated Financial Statements............................................    50

The above consolidated financial statements of SpeedFam Co., Ltd. and consolidated subsidiaries are included herein pursuant to Rule 3-09 of Regulation S-X.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
SpeedFam International, Inc.:

     We have audited the accompanying consolidated balance sheets of SpeedFam International, Inc. and consolidated subsidiaries as of May 31, 1996 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1997. These consolidated financial statements are the responsibility of the management of SpeedFam International, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpeedFam International, Inc. and consolidated subsidiaries as of May 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP
June 27, 1997
Chicago, Illinois

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                           1996         1997
                                                                         --------     --------
                                            ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 10,871     $ 76,895
  Trade accounts receivable, less allowance for doubtful accounts of
     $495 in 1996 and $1,144 in 1997...................................    34,693       38,021
  Inventories..........................................................    27,931       35,849
  Deferred income taxes................................................     1,229        2,912
  Prepaid expenses and other current assets............................     1,241        2,038
                                                                         --------     --------
Total current assets...................................................    75,965      155,715
Investments in affiliates..............................................    20,450       23,956
Property, plant, and equipment, net....................................     9,969       24,582
Other assets...........................................................     1,600        2,247
                                                                         --------     --------
Total assets...........................................................  $107,984     $206,500
                                                                         ========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt....................................  $    727     $    250
  Accounts payable.....................................................    14,704       20,923
  Customer deposits....................................................     4,814        4,165
  Due to affiliates....................................................    11,756        4,824
  Accrued expenses.....................................................     8,005       14,870
  Income taxes payable.................................................     4,766        3,861
                                                                         --------     --------
Total current liabilities..............................................    44,772       48,893
                                                                         --------     --------
Long-term liabilities:
  Long-term debt.......................................................     2,593          272
  Deferred income taxes................................................       580          802
                                                                         --------     --------
Total long-term liabilities............................................     3,173        1,074
                                                                         --------     --------
Stockholders' equity:
  Common stock, no par value, 20,000,000 shares authorized, 10,514,868 and 13,323,547 shares issued and outstanding at May 31, 1996 and
     1997, respectively................................................         1            1
  Additional paid-in capital...........................................    26,174      105,522
  Retained earnings....................................................    29,247       49,466
  Foreign currency translation adjustment..............................     4,617        1,544
                                                                         --------     --------
Total stockholders' equity.............................................    60,039      156,533
                                                                         --------     --------
Total liabilities and stockholders' equity.............................  $107,984     $206,500
                                                                         ========     ========

          See accompanying notes to consolidated financial statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    YEARS ENDED MAY 31, 1995, 1996, AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1995         1996         1997
                                                              -------     --------     --------
Revenue:
  Net sales.................................................  $57,021     $113,880     $160,994
  Commissions from affiliate................................    2,757        6,290       12,430
                                                              -------     --------     --------
Total revenue...............................................   59,778      120,170      173,424
Cost of sales...............................................   45,494       78,661      103,501
                                                              -------     --------     --------
Gross margin................................................   14,284       41,509       69,923
                                                              -------     --------     --------
Operating expenses:
  Research, development, and engineering....................    2,740       11,496       19,766
  Selling, general, and administrative expenses.............    9,948       18,922       28,671
                                                              -------     --------     --------
Total operating expenses....................................   12,688       30,418       48,437
                                                              -------     --------     --------
Operating profit............................................    1,596       11,091       21,486
                                                              -------     --------     --------
Other income (expense)......................................     (953)        (208)        (298)
                                                              -------     --------     --------
Earnings from consolidated companies before income taxes....      643       10,883       21,188
Income tax expense..........................................      186        4,266        8,037
                                                              -------     --------     --------
Earnings from consolidated companies........................      457        6,617       13,151
Equity in net earnings of affiliates........................    1,187        5,204        7,068
                                                              -------     --------     --------
Net earnings................................................  $ 1,644     $ 11,821     $ 20,219
                                                              =======     ========     ========
Net earnings per share......................................  $  0.20     $   1.16     $   1.67
                                                              =======     ========     ========
Weighted average common and common equivalent shares........    8,146       10,159       12,127
                                                              =======     ========     ========

          See accompanying notes to consolidated financial statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED MAY 31, 1995, 1996, AND 1997
                                 (IN THOUSANDS)

                                                                          FOREIGN
                                                 ADDITIONAL               CURRENCY
                                        COMMON    PAID-IN     RETAINED   TRANSLATION  TREASURY
                                        STOCK     CAPITAL     EARNINGS   ADJUSTMENT    STOCK      TOTAL
                                        ------   ----------   --------   ----------   --------   --------
Balance at May 31, 1994...............    $1      $     828   $ 15,782    $  5,139    $ (3,174)  $ 18,576
Net earnings..........................    --             --      1,644          --          --      1,644
Foreign currency translation
  adjustment..........................    --             --         --       2,852          --      2,852
Purchase of treasury stock............    --             --         --          --         (35)       (35)
                                         ---       --------    -------     -------     -------   --------
Balance at May 31, 1995...............     1            828     17,426       7,991      (3,209)    23,037
Net earnings..........................    --             --     11,821          --          --     11,821
Foreign currency translation
  adjustment..........................    --             --         --      (3,374)         --     (3,374)
Sale of treasury stock................    --             16         --          --           1         17
Retirement of treasury stock..........    --         (3,208)        --          --       3,208         --
Issuance of common stock..............    --         28,284         --          --          --     28,284
Exercise of stock options.............    --            254         --          --          --        254
                                         ---       --------    -------     -------     -------   --------
Balance at May 31, 1996...............     1         26,174     29,247       4,617          --     60,039
Net earnings..........................                   --     20,219          --          --     20,219
Foreign currency translation
  adjustment..........................    --             --         --      (3,073)         --     (3,073)
Income tax benefit from exercise of
  stock options.......................    --            194         --          --          --        194
Issuance of common stock..............    --         77,673         --          --          --     77,673
Employee stock purchases..............    --            887         --          --          --        887
Exercise of stock options.............    --            594         --          --          --        594
                                         ---       --------    -------     -------     -------   --------
Balance at May 31, 1997...............    $1      $ 105,522   $ 49,466    $  1,544    $     --   $156,533
                                         ===       ========    =======     =======     =======   ========

          See accompanying notes to consolidated financial statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MAY 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                               1995         1996         1997
                                                              -------     --------     --------
Cash flows from operating activities:
  Net earnings..............................................  $ 1,644     $ 11,821     $ 20,219
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Equity in net earnings of affiliates...................   (1,187)      (5,204)      (7,068)
     Depreciation and amortization..........................      635        1,326        2,846
     Provision for losses on accounts receivable............        3          316          817
     Provision for deferred income taxes....................     (120)        (922)      (1,557)
     Gains on sales of assets...............................     (246)         (10)         (32)
     Increase in cash surrender value of life insurance.....     (138)        (142)        (144)
     (Increase) decrease in assets:
       Trade accounts receivable............................   (2,271)     (18,226)      (4,050)
       Inventories..........................................   (7,067)     (10,078)      (7,898)
       Prepaid expenses and other current assets............     (452)          23         (749)
     Increase (decrease) in liabilities:
       Accounts payable and due to affiliates...............    4,149       10,621         (709)
       Accrued expenses and customer deposits...............    4,474        4,102        6,183
       Income taxes payable.................................      566        4,290         (942)
                                                              -------     --------     --------
Net cash provided by (used in) operating activities.........      (10)      (2,083)       6,916
                                                              -------     --------     --------
Cash flows from investing activities:
  Capital expenditures......................................     (744)      (8,121)     (17,431)
  Proceeds from sales of assets.............................      431           24           75
  Dividends from affiliates.................................       90          163          554
  Other investing activities................................      (83)        (542)        (456)
                                                              -------     --------     --------
Net cash used in investing activities.......................     (306)      (8,476)     (17,258)
                                                              -------     --------     --------
Cash flows from financing activities:
  Treasury stock transactions...............................      (35)          17           --
  Net proceeds from issuance of common stock................       --       28,284       77,673
  Proceeds from exercise of stock options and employee stock
     purchases..............................................       --          254        1,481
  Proceeds from long-term debt..............................    1,500        3,999          414
  Principal payments on long-term debt......................     (899)     (12,025)      (3,221)
                                                              -------     --------     --------
Net cash provided by financing activities...................      566       20,529       76,347
                                                              -------     --------     --------
Effect of foreign currency rate changes on cash.............       36         (194)          19
                                                              -------     --------     --------
Net increase in cash and cash equivalents...................      286        9,776       66,024
Cash and cash equivalents at beginning of year..............      809        1,095       10,871
                                                              -------     --------     --------
Cash and cash equivalents at end of year....................  $ 1,095     $ 10,871     $ 76,895
                                                              =======     ========     ========
Supplemental cash flow information -- cash paid during the
  year for:
     Interest...............................................  $   866     $    810     $    226
     Income taxes...........................................      125          860       10,463
                                                              =======     ========     ========

          See accompanying notes to consolidated financial statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     SpeedFam International, Inc. (the Company), an Illinois corporation, designs, develops, manufactures, markets, and services chemical mechanical planarization, or "CMP," systems used in the fabrication of semiconductor devices and other high throughput, precision surface processing systems used in the fabrication of thin film memory disk media, semiconductor wafers, and general industrial components. In addition, the Company markets and distributes slurries, parts, and expendables used in its customers' manufacturing processes. The Company's customers are primarily located in the United States, Europe, and the Far East.

  (a) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and the following wholly owned subsidiaries:

                               SUBSIDIARIES                    INCORPORATED
                -------------------------------------------  ----------------
                SpeedFam Corporation                         United States
                SpeedFam Limited                             United Kingdom
                SpeedFam GmbH                                Germany

     All significant intercompany balances and transactions have been eliminated. Non-U.S. subsidiaries are included in the consolidated financial statements based upon fiscal years ended April 30. The Company's fiscal year ends on May 31.

     The Company's investments in the common stock of affiliates SpeedFam Co., Ltd. (a Japanese corporation, 50% owned) and Fujimi Corporation (an Illinois corporation, 50% owned) are accounted for by the equity method using fiscal years that end April 30 and May 31, respectively.

  (b) Cash and Cash Equivalents

     Cash and cash equivalents include deposits in banks and highly liquid short-term investments with original maturities of three months or less. Short-term investments are carried at cost which approximates market.

  (c) Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Depreciation expense was $538, $1,172, and $2,795 in fiscal years 1995, 1996, and 1997, respectively. The estimated useful lives of the assets are as follows:

        Buildings and improvements....................................    7 to 40 years
        Machinery and equipment.......................................          5 years
        Furniture and fixtures........................................     3 to 5 years
        Leasehold improvements........................................    2 to 10 years

  (d) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  (e) Income Taxes

     Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (f) Revenue Recognition

     Sales of the Company's products are recorded upon shipment or when the product is accepted by the customer. Commission revenue from affiliates is recorded upon shipment of product.

  (g) Installation and Warranty Costs

     Costs to be incurred by the Company related to product installation and warranty fulfillment are accrued at the date of shipment, and are estimated by the Company based on past experience. The accrual for product installation and warranty fulfillment, included in accrued expenses in the consolidated balance sheets, was $2,485 and $5,510 at the end of fiscal years 1996 and 1997, respectively.

  (h) Foreign Currency Translation

     Assets and liabilities of the Company's non-U.S. operations have been translated using the exchange rates in effect at the balance sheet dates. Results of operations are translated using the average exchange rates prevailing throughout the period. Local currencies are considered the functional currencies of the Company's foreign entities. Foreign currency exchange rates used to translate the financial statements are summarized below:

                                                                 FOREIGN CURRENCY PER U.S.
                                                                           DOLLAR
                                                                 1995      1996       1997
                                                                ------    -------    -------
    Rates at balance sheet date:
      Pound sterling (L)......................................     .62        .66        .62
      Deutsche mark (DM)......................................    1.39       1.53       1.73
      Japanese yen (Y)........................................   84.20     105.07     127.09

  (i) Treasury Stock

     The Company accounts for treasury stock using the cost method. All of the Company's treasury stock was retired upon completion of the Company's initial public offering of common stock on October 26, 1995 (see note 14).

  (j) Net Earnings Per Share

     Net earnings per share data has been computed using the weighted average number of shares of common stock and common equivalent shares from stock options. Stock options issued during the 12-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  (k) Significant Customers and Concentration of Credit Risk

     Presented below is a summary of net sales to and commissions earned from significant customers as a percentage of total revenue. Net sales to and commissions earned from these customers are from both of the Company's segments.

                                CUSTOMER                              1995     1996     1997
    ----------------------------------------------------------------  ----     ----     ----
    A...............................................................   21%      18%      10%
    B...............................................................    *        *       13
    C...............................................................   11        *        *

---------------
* Less than 10%.

     Amounts due from these significant customers represented 6.7% of total trade accounts receivable at May 31, 1997.

  (l) Patents and Trademarks

     Patents and trademarks included in other assets, in the net amount of $463 and $769 at the end of fiscal years 1996 and 1997, respectively, are amortized on a straight-line basis over 17 years for patents and five years for trademarks.

  (m) Research, Development, and Engineering

     Expenditures for research, development, and engineering of products and processes are expensed as incurred.

  (n) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (o) Employee Stock Plans

     Effective June 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option and stock purchase plans and, accordingly, does not recognize compensation cost. As prescribed by SFAS No. 123, note 10 contains a summary of the pro forma effects on reported net earnings and earnings per share for 1996 and 1997 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) INVENTORIES

     Inventories at the end of fiscal years 1996 and 1997 are summarized as follows:

                                                                        1996        1997
                                                                       -------     -------
    Raw materials....................................................  $14,626     $16,323
    Work-in-process..................................................   10,777      16,030
    Finished goods...................................................    2,528       3,496
                                                                       -------     -------
              Total inventories......................................  $27,931     $35,849
                                                                       =======     =======

(3) PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at the end of fiscal years 1996 and 1997 are summarized as follows:

                                                                        1996        1997
                                                                       -------     -------
    Land.............................................................  $ 2,275     $ 2,280
    Buildings........................................................    2,054       2,156
    Machinery and equipment..........................................    7,667      11,321
    Furniture and fixtures...........................................    1,039       1,446
    Leasehold improvements...........................................      767         643
    Construction in progress.........................................      495      13,832
                                                                       -------     -------
                                                                        14,297      31,678
    Less accumulated depreciation....................................   (4,328)     (7,096)
                                                                       -------     -------
    Net property, plant, and equipment...............................  $ 9,969     $24,582
                                                                       =======     =======

(4) INVESTMENTS IN AFFILIATES

     The Company owns a 50% interest in SpeedFam Co., Ltd. The Company's equity investment in SpeedFam Co., Ltd. was $18,545 and $20,363 in 1996 and 1997, respectively. SpeedFam Co., Ltd.'s consolidated financial statements include the accounts of the following subsidiaries:

                                    COMPANY                                    LOCATION
    -----------------------------------------------------------------------  ------------
    SpeedFam Clean System Co., Ltd.........................................  Japan
    Saku Seiki Co., Ltd....................................................  Japan
    SpeedFam Incorporated..................................................  Taiwan
    SpeedFam Korea Ltd.....................................................  South Korea
    SpeedFam India (Pvt.) Ltd..............................................  India

     Significant intercompany balances and transactions have been eliminated. SpeedFam Co., Ltd.'s investments in three affiliated Japanese companies, Met-Coil Ltd.; CRT K.K.; and Xevios Corporation are accounted for by the equity method.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Condensed consolidated financial statements of SpeedFam Co. Ltd., are as follows:

                                 BALANCE SHEETS

                                                                               APRIL 30
                                                                         ---------------------
                                                                           1996         1997
                                                                         --------     --------
                                            ASSETS
Current assets:
  Cash and short-term investments......................................  $ 14,323     $  9,794
  Trade accounts receivable, net and due from affiliates...............    61,344       77,380
  Inventories..........................................................    19,961       25,063
  Prepaid expenses and other current assets............................     2,864        3,434
                                                                         --------     --------
Total current assets...................................................    98,492      115,671
Property, plant and equipment, net.....................................    20,161       30,327
Other assets...........................................................     7,898        7,702
                                                                         --------     --------
Total assets...........................................................  $126,551     $153,700
                                                                         ========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current portion of long-term debt..........  $ 10,340     $ 15,841
  Accounts payable.....................................................    48,326       64,523
  Accrued expenses.....................................................     7,122        9,969
  Income taxes payable.................................................     9,178        5,701
                                                                         --------     --------
Total current liabilities..............................................    74,966       96,034
                                                                         --------     --------
Long-term debt.........................................................     9,106       10,786
Other long-term liabilities............................................     5,388        6,154
                                                                         --------     --------
Total long-term liabilities............................................    14,494       16,940
                                                                         --------     --------
Stockholders' equity...................................................    37,091       40,726
                                                                         --------     --------
Total liabilities and stockholders' equity.............................  $126,551     $153,700
                                                                         ========     ========

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                                                  YEARS ENDED APRIL 30,
                                                          -------------------------------------
                                                            1995          1996          1997
                                                          ---------     ---------     ---------
Net sales...............................................  $ 108,664     $ 161,169     $ 220,281
Costs and operating expenses............................   (103,574)     (141,752)     (198,449)
                                                          ---------     ---------     ---------
Earnings before income taxes............................      5,090        19,417        21,832
Income taxes............................................     (2,755)       (9,479)      (10,250)
                                                          ---------     ---------     ---------
Net earnings before minority interest...................      2,335         9,938        11,582
Minority interest.......................................       (166)         (301)         (569)
                                                          ---------     ---------     ---------
Net earnings............................................      2,169         9,637        11,013
Retained earnings at beginning of year..................     15,987        18,036        26,943
Common stock dividend...................................         --          (454)           --
Dividends...............................................       (120)         (276)         (907)
                                                          ---------     ---------     ---------
Retained earnings at end of year........................  $  18,036     $  26,943     $  37,049
                                                          =========     =========     =========

     The following is a summary of SpeedFam International, Inc. and consolidated subsidiaries' transactions with SpeedFam Co., Ltd. and its subsidiaries.

                                                            1995          1996          1997
                                                          ---------     ---------     ---------
Sales to SpeedFam Co., Ltd. ............................  $     259     $   1,737     $   1,520
                                                          =========     =========     =========
Purchases from SpeedFam Co., Ltd. ......................  $   3,046     $   7,612     $   6,146
                                                          =========     =========     =========
Commission revenue......................................  $   2,757     $   6,290     $  12,430
                                                          =========     =========     =========
Commission expense......................................  $     196     $     582     $   2,707
                                                          =========     =========     =========

     Net amounts due to SpeedFam Co., Ltd. included in the consolidated balance sheets at the end of fiscal years 1996 and 1997 are $11,591 and $4,360, respectively.

     The Company owns a 50% interest in Fujimi Corporation. The Company's equity investment in Fujimi Corporation was $1,905 and $3,593 in 1996 and 1997, respectively. Summary financial information relating to Fujimi Corporation is as follows:

                                 BALANCE SHEETS

                                                                               1996
                                                                        ------------------
                                                                         1996       1997
                                                                        ------     -------
    ASSETS
    Current assets..................................................    $7,965     $13,346
    Other assets....................................................        32          16
                                                                        ------     -------
    Total assets....................................................    $7,997     $13,362
                                                                        ======     =======

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities.....................................................    $4,188     $ 6,177
    Stockholders' equity............................................     3,809       7,185
                                                                        ------     -------
    Total liabilities and stockholders' equity......................    $7,997     $13,362
                                                                        ======     =======

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             STATEMENTS OF EARNINGS

                                                                  YEARS ENDED MAY 31,
                                                            -------------------------------
                                                             1995        1996        1997
                                                            -------     -------     -------
    Net sales.............................................  $15,783     $19,734     $36,556
    Costs and operating expenses..........................  (15,536)    (18,235)    (30,775)
                                                            -------     -------     -------
    Earnings before income taxes..........................      247       1,499       5,781
    Income taxes..........................................      (72)       (589)     (2,205)
                                                            -------     -------     -------
    Net earnings..........................................  $   175     $   910     $ 3,576
                                                            =======     =======     =======

     The Company received dividends from Fujimi Corporation of $30, $25, and $100 in 1995, 1996, and 1997, respectively. Purchases from Fujimi Corporation approximated $1,301, $952, and $1,725 in 1995, 1996, and 1997, respectively.
Amounts due to Fujimi Corporation included in the consolidated balance sheets at the end of fiscal years 1996 and 1997 are $165 and $464, respectively.

(5) INCOME TAXES

     The Company files consolidated U.S. Federal income tax returns with its domestic subsidiary. Operations in the United Kingdom and Germany file local income tax returns. Earnings from consolidated companies before income taxes are as follows:

                                                               1995      1996        1997
                                                               ----     -------     -------
    U.S. ....................................................  $183     $ 9,380     $18,608
    Non-U.S. ................................................   460       1,503       2,580
                                                               ----     -------     -------
    Total....................................................  $643     $10,883     $21,188
                                                               ====     =======     =======

     The provision (benefit) for income taxes is as follows:

                                                               1995       1996       1997
                                                               -----     ------     -------
    Current:
      U.S. Federal...........................................  $ 112     $3,693     $ 6,673
      State..................................................     12        965       1,800
      Non-U.S................................................    182        537       1,025
                                                               -----     ------     -------
                                                                 306      5,195       9,498
                                                               -----     ------     -------
    Deferred:
      U.S. Federal and state.................................    (92)      (915)     (1,311)
      Non-U.S................................................    (28)       (14)       (150)
                                                               -----     ------     -------
                                                                (120)      (929)     (1,461)
                                                               -----     ------     -------
    Income tax expense.......................................  $ 186     $4,266     $ 8,037
                                                               =====     ======     =======

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) at the end of fiscal years 1996 and 1997 are attributable to:

                                                                         1996       1997
                                                                         -----     ------
    Property, plant, and equipment.....................................  $(616)    $ (789)
    Inventory..........................................................    166        352
    Allowance for doubtful accounts....................................    164        469
    Trademark amortization.............................................     80         98
    Warranty reserve...................................................    984      2,201
    Alternative minimum tax credit carryforward........................     47         --
    Other..............................................................   (176)      (221)
                                                                         -----     ------
    Net deferred tax asset.............................................  $ 649     $2,110
                                                                         =====     ======

     The net deferred tax asset has been recorded on the balance sheet as follows:

                                                                          1996       1997
                                                                         ------     ------
    Current deferred tax asset.........................................  $1,229     $2,912
    Long-term deferred tax liability...................................    (580)      (802)
                                                                         ------     ------
                                                                         $  649     $2,110
                                                                         ======     ======

     There is no valuation allowance for deferred tax assets at the end of fiscal years 1996 or 1997. Deferred tax assets are considered realizable due to the expectation of future taxable income.

     A reconciliation between the Company's effective tax rate and the expected tax rate of 34% for 1995 and 1996 and 35% for 1997 on earnings before income taxes is as follows:

                                                                      1995     1996     1997
                                                                      ----     ----     ----
    Expected income tax rate........................................   34%      34%      35%
    Officers' life insurance........................................    4       --       --
    Dividend income from non-U.S. affiliates........................    3       --        1
    State taxes, net of U.S. Federal benefit........................   --        4        6
    Foreign sales corporation.......................................  (13)      --       (1)
    Research and development tax credits............................   --       --       (1)
    Other...........................................................    1        1       (2)
                                                                                --       --
                                                                      ---
    Effective income tax rate.......................................   29%      39%      38%
                                                                      ===       ==       ==

     No provision is made for income taxes on undistributed earnings of wholly owned non-U.S. subsidiaries and SpeedFam Co., Ltd., because it is the Company's present intention to reinvest substantially all the earnings of these operations. At the end of fiscal year 1997, there was approximately $22,700 of accumulated undistributed earnings of those operations. It is not practical for the Company to compute the amount of unrecognized deferred tax liability on the undistributed earnings.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(6) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                           1996      1997
                                                                          ------     ----
    Loans under revolving line of credit due April 14, 1999; interest rate at bank's prime rate (8.25% at May 31, 1996) or LIBOR plus
      1.25% (6.75% at May 31, 1996).....................................  $2,400     $ --
    Term loan payable in monthly installments of $26 (including interest) beginning April 1, 1994 for five years; interest rate
      fixed at 9.25%....................................................     772      522
    Term loan, payable in monthly installments of L4.7 ($8) for 15 years beginning in November 1987, interest rate of 2.25% over the bank's
      base rate (8.25% at April 30, 1996)...............................     148       --
                                                                          ------     ----
    Total long-term debt................................................   3,320      522
    Less current portion of long-term debt..............................     727      250
                                                                          ------     ----
    Net long-term debt..................................................  $2,593     $272
                                                                          ======     ====

     In fiscal year 1996 the Company entered into an unsecured credit agreement with two U.S. banks. The credit agreement is for a $22,500 revolving line of credit maturing April 14, 1999. The Company must meet certain financial objectives each year as defined in the credit agreement. During fiscal 1997, the Company paid off the outstanding balance on the unsecured revolving line of credit.

     On September 13, 1996, the Company negotiated an amendment to the $22,500 credit facility, providing for an additional $14,000 in a five-year unsecured term loan to fund the construction of a new corporate headquarters and manufacturing facility in Chandler, Arizona. As of May 31, 1997, no amounts were outstanding on the term loan. Should the loan be utilized, terms of the loan provide that principal will be repaid in fifteen (15) quarterly installments of $350 each beginning in October 1997. The remaining outstanding balance will be repaid at the end of the loan's term. Interest on the term loan will accrue and be paid monthly on the outstanding balance based on a 90-day LIBOR rate plus 140 basis points. Unless drawn upon, the term loan will expire September 29, 1997.

     The term loan payable in monthly installments of $26 is secured by certain machinery of SpeedFam Corporation.

     On October 31, 1996, SpeedFam Limited in the United Kingdom, a wholly owned subsidiary of SpeedFam International, Inc., entered into a 950 ($1,543) Multi-Currency Revolving Line of Credit with the London branch of a U.S. bank. The revolving line of credit is secured by property and equipment of the subsidiary and is payable on demand. Interest accrues on the outstanding balance at 2.0% above the bank's base rate (6.0% at April 30, 1997) and is payable monthly. As of April 30, 1997, no amounts were outstanding on this credit facility.

     Annual maturities of long-term debt are as follows:

                                    FISCAL YEAR                           AMOUNT
            ------------------------------------------------------------  ------
            1998........................................................   $250
            1999........................................................    272
                                                                           ----
                                                                           $522
                                                                           ====

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(7) COMMITMENTS AND CONTINGENCIES

     During fiscal year 1996, the Company entered into a technology license agreement related to the development of a new product introduced during fiscal year 1997. The agreement required the payment of $400 upon signing and a final payment of $300 was made in September 1996. The agreement also obligates the Company to make annual royalty payments of 5.5% of the Company's net sales of products using the licensed technology for ten years. The annual royalty payments are subject to a minimum payment of $150 beginning in fiscal year 1998 and $200 for fiscal years 1999 to 2006.

     The Company and its subsidiaries occupy certain manufacturing and office facilities and use certain equipment under noncancelable operating leases expiring at various dates through fiscal year 2001. Rental expense aggregated approximately $611, $917, and $1,235 in 1995, 1996, and 1997, respectively.

     Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at the end of fiscal year 1997 are as follows:

                                        YEAR                              AMOUNT
            ------------------------------------------------------------  ------
            1998........................................................  $  951
            1999........................................................     774
            2000........................................................     405
            2001........................................................      12
            2002 and thereafter.........................................      --
                                                                          ------
            Total.......................................................  $2,142
                                                                          ======

(8) FORWARD EXCHANGE CONTRACTS

     The notional amounts of foreign exchange contracts as of May 31, 1996 and May 31, 1997 were as follows:

                                                                        1996        1997
                                                                       -------     -------
    Forward exchange contracts to buy foreign currency...............  $17,980     $16,670
                                                                       =======     =======
    Forward exchange contracts to sell foreign currency..............  $ 1,224     $ 3,379
                                                                       =======     =======

     All currency forward contracts outstanding at May 31, 1997 have maturities of less than one year and are primarily to buy or sell Japanese yen in exchange for U.S. dollars. Management believes that these contracts should not subject the Company to undue risk from foreign exchange movements, because gains and losses on these contracts generally offset gains and losses on the assets, liabilities, and transactions being hedged. The fair value of these contracts and the related deferred gains are insignificant.

(9) SAVINGS AND PROFIT-SHARING PLANS

     The Company maintains savings and profit-sharing plans for its employees. The plans cover certain employees who meet length of service requirements. Expense under the plans, determined by the Company's Board of Directors, aggregated $60, $1,443, and $2,414 in 1995, 1996, and 1997, respectively.

(10) STOCK OPTION PLANS

     The Company grants options to employees under the 1991 Employee Incentive Stock Option Plan and the 1995 Stock Plan for Employees and Directors of the Company. Under the plans, options to purchase up to 2,500,000 shares of the Company's authorized but unissued common stock may be granted. Prior to fiscal year 1995, stock options were granted at 100% to 110% of the value of the Company's common stock as determined

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

by an established formula. In fiscal year 1995, stock options were granted at 100% to 110% of the fair value of the Company's common stock as determined by an independent appraiser. Subsequent to fiscal year 1995 stock options are granted at a price not less than the fair market value on the date of grant. The stock options vest over five years (i.e., 20% each year) with the exception of 163,800 stock options issued in 1992, which vested immediately. The stock options expire 10 years after the grant date, except for 71,100 stock options which expire five years after the grant date.

     The following table summarizes option activity and related information:

                                                                                            WEIGHTED
                                                                                            AVERAGE
                                                  OPTIONS        PRICE PER SHARE         EXERCISE PRICE
                                                 ---------     -------------------       --------------
    Balance at May 31, 1994....................    822,000      $ 2.04    -   $ 2.26         $ 2.04
      Granted..................................    281,660        2.41    -     6.41           5.38
      Exercised................................                     --    -       --             --
      Canceled or expired......................         --          --    -       --             --
                                                 ---------     -------   --   ------         ------

    Balance at May 31, 1995....................  1,103,660        2.04    -     6.41           2.87
      Granted..................................    330,976       10.75    -    20.50          20.07
      Exercised................................    127,668        2.04    -     5.83           2.12
      Canceled or expired......................     33,900        2.04    -     5.83           2.25
                                                 ---------     -------   --   ------         ------

    Balance at May 31, 1996....................  1,273,068        2.04    -    20.50           7.43
      Granted..................................    496,200       15.75    -    37.75          36.16
      Exercised................................    234,976        2.04    -    18.25           2.53
      Canceled or expired......................     12,360        5.83    -    20.50          14.72
                                                 ---------     -------   --   ------         ------

    Balance at May 31, 1997....................  1,521,932      $ 2.04    -   $37.75         $17.17
                                                 =========     ========  ==   ======         ======

     The following table summarizes information about stock options outstanding at May 31, 1997:

                                       WEIGHTED AVERAGE
                       OPTIONS            REMAINING            WEIGHTED           OPTIONS            WEIGHTED
    RANGE OF        OUTSTANDING AT     CONTRACTUAL LIFE        AVERAGE         EXERCISABLE AT        AVERAGE
EXERCISE PRICES      MAY 31, 1997          (YEARS)          EXERCISE PRICE      MAY 31, 1997      EXERCISE PRICE
----------------    --------------     ----------------     --------------     --------------     --------------
$ 2.04 - $ 2.41          508,532              6.5               $ 2.08             215,480            $ 2.07
$ 5.83 - $ 6.41          194,912              7.4                 5.89              63,236              5.91
$10.75 - $15.78           38,800              9.0                14.11               2,600             10.90
$18.25 - $26.63          318,488              9.0                20.59              58,778             20.50
$36.44 - $37.75          461,200             10.0                36.45                  --                --
----------------       ---------              ---               ------             -------            ------
$ 2.04 - $37.75        1,521,932              8.3               $17.17             340,094            $ 6.04
================       =========              ===               ======             =======            ======

     As permitted under SFAS No. 123, the Company has elected to follow APB No. 25 in accounting for stock-based awards to employees. Accordingly, no compensation cost has been recognized for the stock option and stock purchase plans. Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                         1996        1997
                                                                       --------    --------
    Net earnings as reported.........................................   $11,821     $20,219
    Pro forma net earnings...........................................   $11,763     $19,537
    Earnings per share as reported...................................     $1.16       $1.67
    Pro forma earnings per share.....................................     $1.16       $1.61

     In accordance with the provisions of SFAS No. 123, pro forma net earnings reflects only options granted in 1996 and 1997. Therefore, the full impact of calculating compensation cost of options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period of five years, and compensation cost for options granted prior to June 1, 1995 is not considered.

     In calculating pro forma compensation, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for grants made in 1996 and 1997.

                                                                         1996        1997
                                                                        -------     -------
    Dividend yield....................................................     None        None
    Expected volatility...............................................      56%         56%
    Risk-free interest rate...........................................    6.35%       6.38%
    Expected lives....................................................  3 years     3 years

     The weighted average fair value of options granted during the year was $8.68 per share and $15.21 per share for 1996 and 1997, respectively.

     The pro forma net earnings and earnings per share listed above includes expense related to the Company's 1995 Employee Stock Purchase Plan. The fair value of grants under the employee stock purchase plan is estimated on the grant date using the Black-Scholes model with the following weighted average assumptions for grants made in 1996 and 1997:

                                                                         1996        1997
                                                                        -------     -------
    Dividend yield....................................................     None        None
    Expected volatility...............................................      56%         56%
    Risk-free interest rate...........................................    5.33%       5.41%
    Expected lives....................................................      1/2         1/2
                                                                           year        year

     The weighted average fair value of purchase rights granted during the year was $3.30 per share and $6.48 per share for 1996 and 1997, respectively.

(11) EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1995 Employee Stock Purchase Plan qualifies under Section 423 of the Internal Revenue Code and reserves 500,000 shares of common stock for issuance under the plan. The plan provides that eligible employees may purchase stock at 85% of its fair value on specified dates. Under the plan, the Company sold 70,803 shares in fiscal 1997.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(12) BUSINESS SEGMENT INFORMATION

     The Company classifies its products into two core business segments: (i) equipment, parts, and expendables, which represents the Company's operations in designing, developing, manufacturing, marketing, and servicing high throughput, precision surface processing systems; and (ii) slurries, which represents the distribution and sale of materials used in the customers' manufacturing processes. Information concerning the Company's business segments in fiscal years 1995, 1996, and 1997 is as follows:

                                                               1995         1996         1997
                                                              -------     --------     --------
Revenue:
     Sales to unaffiliated customers:
     Equipment, parts, and expendables......................  $29,846     $ 88,050     $134,658
     Slurries...............................................   27,175       25,830       26,336
                                                              -------     --------     --------
Total sales to unaffiliated customers.......................   57,021      113,880      160,994
Commissions from affiliate -- equipment, parts, and
  expendables...............................................    2,757        6,290       12,430
                                                              -------     --------     --------
Total revenue...............................................  $59,778     $120,170     $173,424
                                                              =======     ========     ========
Segment operating profit:
     Equipment, parts, and expendables......................  $ 2,475     $ 14,585     $ 24,328
     Slurries...............................................    1,759          572        2,363
                                                              -------     --------     --------
Total segment operating profit..............................    4,234       15,157       26,691
General corporate expense...................................   (2,632)      (3,583)      (5,300)
Interest expense............................................     (959)        (691)        (203)
                                                              -------     --------     --------
Earnings from consolidated companies before income taxes....  $   643     $ 10,883     $ 21,188
                                                              =======     ========     ========
Identifiable assets:
     Equipment, parts, and expendables......................  $30,538     $ 62,177     $ 87,357
     Slurries...............................................    7,828        8,836        8,460
     Investments in affiliates..............................   18,582       20,450       23,956
     Corporate assets.......................................    3,081       16,521       86,727
                                                              -------     --------     --------
Total identifiable assets...................................  $60,029     $107,984     $206,500
                                                              =======     ========     ========
Capital expenditures:
     Equipment, parts, and expendables......................  $   470     $  5,197     $ 15,162
     Slurries...............................................       12           35           94
     Corporate..............................................      262        2,889        2,175
                                                              -------     --------     --------
Total capital expenditures..................................  $   744     $  8,121     $ 17,431
                                                              =======     ========     ========
Depreciation expense:
     Equipment, parts, and expendables......................  $   437     $  1,044     $  2,467
     Slurries...............................................       28           29           31
     Corporate..............................................       73           99          297
                                                              -------     --------     --------
Total depreciation expense..................................  $   538     $  1,172     $  2,795
                                                              =======     ========     ========

     Intersegment sales are not material. Segment operating profit represents total revenue less cost of sales and operating expenses, and excludes equity in net earnings of affiliates, general corporate expenses, interest

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

expense, and income taxes. Segment identifiable assets are those assets employed in each segment's operation, including an allocated value. Corporate assets consist primarily of cash and assets not employed in production.

     Information regarding the Company's operations in the United States and internationally is presented below:

                                                               1995         1996         1997
                                                              -------     --------     --------
Net sales:
     United States..........................................  $47,587     $103,698     $152,216
     Europe.................................................   10,355       10,855        9,856
     Intercompany sales.....................................     (921)        (673)      (1,078)
                                                              -------     --------     --------
Consolidated net sales......................................  $57,021     $113,880     $160,994
                                                              =======     ========     ========
Operating profit:
     United States..........................................  $ 1,478     $ 10,184     $ 20,736
     Europe.................................................      165          917          780
     Eliminations...........................................      (47)         (10)         (30)
                                                              -------     --------     --------
Operating profit............................................  $ 1,596     $ 11,091     $ 21,486
                                                              =======     ========     ========
Identifiable assets:
     United States..........................................  $33,408     $ 66,059     $ 88,762
     Europe.................................................    4,958        4,954        7,055
     Corporate..............................................   21,663       36,971      110,683
                                                              -------     --------     --------
Consolidated identifiable assets............................  $60,029     $107,984     $206,500
                                                              =======     ========     ========

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Following is a summary of unaudited quarterly information:

                                                       FIRST      SECOND       THIRD      FOURTH
                                                      QUARTER     QUARTER     QUARTER     QUARTER
                                                      -------     -------     -------     -------
Year ended May 31, 1996:
     Total revenue..................................  $17,816     $25,438     $33,140     $43,776
                                                      =======     =======     =======     =======
     Gross margin...................................  $ 5,050     $ 7,018     $12,845     $16,596
                                                      =======     =======     =======     =======
     Net earnings...................................  $   704     $ 1,625     $ 4,359     $ 5,133
                                                      =======     =======     =======     =======
     Earnings per share.............................  $   .09     $   .16     $   .39     $   .46
                                                      =======     =======     =======     =======
Year ended May 31, 1997:
     Total revenue..................................  $39,728     $39,119     $45,280     $49,297
                                                      =======     =======     =======     =======
     Gross margin...................................  $13,946     $15,027     $19,689     $21,261
                                                      =======     =======     =======     =======
     Net earnings...................................  $ 4,038     $ 4,783     $ 4,909     $ 6,489
                                                      =======     =======     =======     =======
     Earnings per share.............................  $   .36     $   .42     $   .42     $   .46
                                                      =======     =======     =======     =======

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(14) OFFERINGS OF COMMON STOCK

     On October 26, 1995, the Company completed its initial public offering of common stock. The Company issued 2,927,500 shares of common stock and received proceeds of $28,284, net of underwriters' discounts and commissions and offering expenses.

     On February 20, 1997, the Company completed an additional public offering of common stock. The Company issued 2,500,000 shares of common stock and received proceeds of $77,673, net of underwriters' discounts and commissions and offering expenses.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments at May 31, 1996 and 1997 include cash equivalents, trade receivables, trade payables, noncurrent receivables, foreign exchange contracts, and long-term debt. The carrying value of cash equivalents, trade receivables, and trade payables approximates fair value because of the short maturity of these instruments. The fair value of the Company's noncurrent receivables and long-term debt is not materially different from their financial statement carrying values.

(16) OTHER INCOME (EXPENSE)

     Other income (expense) consisted of for fiscal years 1995, 1996 and 1997:

                                                                1995      1996       1997
                                                                -----     -----     ------
    Net gain (loss) on sales of assets........................  $ 246     $   9     $  (43)
    Expenses of canceled public offering......................     --        --       (493)
    Royalty income............................................    264        --         --
    Interest income...........................................     52       454      1,079
    Interest expense..........................................   (959)     (691)      (203)
    Miscellaneous, net........................................   (556)       20       (638)
                                                                -----     -----      -----
                                                                $(953)    $(208)    $ (298)
                                                                =====     =====      =====

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
SpeedFam Co., Ltd.:

     We have audited the accompanying consolidated balance sheets of SpeedFam Co., Ltd. and consolidated subsidiaries as of April 30, 1996 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1997. These consolidated financial statements are the responsibility of the management of SpeedFam Co., Ltd. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpeedFam Co. Ltd. and consolidated subsidiaries as of April 30, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

June 27, 1997
Chicago, Illinois

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            APRIL 30, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                           1996         1997
                                                                         --------     --------
                                            ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 10,993     $  7,097
  Short-term investments...............................................     3,330        2,697
  Trade accounts and notes receivable, less allowance for doubtful
     accounts of $676 and $854 in 1996 and 1997, respectively..........    50,420       71,383
  Inventories..........................................................    19,961       25,063
  Due from affiliated companies........................................    10,924        5,997
  Income taxes receivable..............................................        42           25
  Deferred income taxes................................................     1,089        1,141
  Prepaid expenses and other current assets............................     1,733        2,268
                                                                         --------      -------
Total current assets...................................................    98,492      115,671
Investments in affiliates..............................................       891          780
Property, plant, and equipment, net....................................    20,161       30,327
Deferred income taxes..................................................       640          961
Other assets...........................................................     6,367        5,961
                                                                         --------      -------
                                                                         $126,551     $153,700
                                                                         ========      =======
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings................................................     8,088       12,002
  Current portion of long-term debt....................................     2,252        3,677
  Current portion of obligations under capital leases..................        --          162
  Accounts payable.....................................................    48,326       64,523
  Accrued expenses.....................................................     7,122        9,969
  Income taxes payable.................................................     9,178        5,701
                                                                         --------      -------
Total current liabilities..............................................    74,966       96,034
                                                                         --------      -------
Long-term liabilities:
  Long-term debt.......................................................     9,106       10,128
  Obligations under capital leases.....................................        --          658
  Liability for employee benefits......................................     3,421        4,049
  Minority interest....................................................     1,967        2,105
                                                                         --------      -------
Total long-term liabilities............................................    14,494       16,940
                                                                         --------      -------
Stockholders' equity:
  Common stock, $6 par value, 240,000 shares authorized, 198,000 shares
     issued and outstanding at April 30, 1996 and 1997.................       664          664
  Retained earnings....................................................    26,943       37,049
  Foreign currency translation adjustment..............................     9,346        2,817
  Unrealized gains on marketable securities............................       138          196
                                                                         --------      -------
Total stockholders' equity.............................................    37,091       40,726
                                                                         --------      -------
Total liabilities and stockholders equity..............................  $126,551     $153,700
                                                                         ========      =======

          See accompanying notes to consolidated financial statements.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   YEARS ENDED APRIL 30, 1995, 1996, AND 1997
                             (DOLLARS IN THOUSANDS)

                                                               1995         1996         1997
                                                             --------     --------     --------
Net sales..................................................  $108,664     $161,169     $220,281
Cost of sales..............................................    77,088      106,912      153,508
                                                             --------     --------     --------
Gross margin...............................................    31,576       54,257       66,773
Selling, general, and administrative expenses..............    25,109       34,298       45,815
                                                             --------     --------     --------
Operating profit...........................................     6,467       19,959       20,958
                                                             --------     --------     --------
Other income (expense):
  Losses on sales of assets................................      (293)        (710)        (222)
  Equity in net earnings (loss) of affiliates..............        89         (203)          48
  Interest income..........................................       317          407          401
  Interest expense.........................................    (1,056)        (851)        (751)
  Miscellaneous, net.......................................      (434)         815        1,398
                                                             --------     --------     --------
                                                               (1,377)        (542)         874
                                                             --------     --------     --------
Earnings before income taxes and minority interest.........     5,090       19,417       21,832
Income tax expense.........................................     2,755        9,479       10,250
                                                             --------     --------     --------
Earnings before minority interest..........................     2,335        9,938       11,582
Minority interest..........................................      (166)        (301)        (569)
                                                             --------     --------     --------
Net earnings...............................................  $  2,169     $  9,637     $ 11,013
                                                             ========     ========     ========

          See accompanying notes to consolidated financial statements.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED APRIL 30, 1995, 1996, AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                       FOREIGN
                                                                       CURRENCY    UNREALIZED
                                                  COMMON   RETAINED   TRANSLATION   GAINS ON
                                                  STOCK    EARNINGS   ADJUSTMENT   SECURITIES    TOTAL
                                                  ------   --------   ----------   ----------   -------
Balance at April 30, 1994.......................   $210    $ 15,987    $ 10,444       $ --      $26,641
Net earnings....................................     --       2,169          --         --        2,169
Foreign currency translation adjustment.........     --          --       5,510         --        5,510
Cash dividends..................................     --        (120)         --         --         (120)
Unrealized gains on securities..................     --          --          --         15           15
                                                   ----     -------     -------       ----      -------
Balance at April 30, 1995.......................    210      18,036      15,954         15       34,215
Net earnings....................................     --       9,637          --         --        9,637
Common stock dividend...........................    454        (454)         --         --           --
Foreign currency translation adjustment.........     --          --      (6,608)        --       (6,608)
Cash dividends..................................     --        (276)         --         --         (276)
Unrealized gains on securities..................     --          --          --        123          123
                                                   ----     -------     -------       ----      -------
Balance at April 30, 1996.......................    664      26,943       9,346        138       37,091
Net earnings....................................     --      11,013          --         --       11,013
Foreign currency translation adjustment.........     --          --      (6,529)        --       (6,529)
Cash dividends..................................     --        (907)         --         --         (907)
Unrealized gains on securities..................     --          --          --         58           58
                                                   ----     -------     -------       ----      -------
Balance at April 30, 1997.......................   $664    $ 37,049    $  2,817       $196      $40,726
                                                   ====     =======     =======       ====      =======

          See accompanying notes to consolidated financial statements.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED APRIL 30, 1995, 1996, AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                   1995       1996       1997
                                                                  -------   --------   --------
Cash flows from operating activities:
  Net earnings..................................................  $ 2,169   $  9,637   $ 11,013
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Equity in net earnings (loss) of affiliates................      (89)       203        (48)
     Depreciation and amortization..............................    2,531      2,267      3,699
     Provision (benefit) for deferred income taxes..............       76     (1,368)      (810)
     Losses on sales of assets..................................      293        710        222
     Other, net.................................................      375        364        291
     Changes in net assets and liabilities:
       Trade accounts and notes receivable and due from
          affiliates............................................   (1,729)   (18,608)   (29,579)
       Inventories..............................................      608    (11,661)    (9,288)
       Prepaid expenses and other assets........................     (316)    (2,462)    (1,679)
       Accounts payable.........................................    4,028     22,102     27,212
       Accrued expenses and other liabilities...................      717      5,482      6,441
       Income taxes, net........................................      862      7,509     (2,053)
                                                                  -------   --------   --------
Net cash provided by operating activities.......................    9,525     14,175      5,421
                                                                  -------   --------   --------
Cash flows from investing activities:
  Capital expenditures..........................................   (1,214)    (7,129)   (18,135)
  Proceeds from sales of assets.................................      354        283        454
  Other investing activities....................................   (5,676)     3,435        303
                                                                  -------   --------   --------
Net cash used in investing activities...........................   (6,536)    (3,411)   (17,378)
                                                                  -------   --------   --------
Cash flows from financing activities:
  Dividends paid................................................     (120)      (276)      (860)
  Short-term borrowings, net....................................     (155)    (4,824)     5,876
  Principal payments under capital lease obligations............       --         --       (128)
  Proceeds from long-term debt..................................      247      2,528      8,226
  Principal payments on long-term borrowings....................   (2,165)    (3,176)    (3,350)
                                                                  -------   --------   --------
Net cash provided by (used in) financing activities.............   (2,193)    (5,748)     9,764
                                                                  -------   --------   --------
Effect of foreign currency rate changes on cash.................      915     (1,257)    (1,703)
                                                                  -------   --------   --------
Net increase (decrease) in cash and cash equivalents............    1,711      3,759     (3,896)
Cash and cash equivalents at beginning of year..................    5,523      7,234     10,993
                                                                  -------   --------   --------
Cash and cash equivalents at end of year........................  $ 7,234   $ 10,993   $  7,097
                                                                  =======   ========   ========
Supplemental cash flow information:
  Cash paid during the year for:
     Interest...................................................  $ 1,487   $    720   $    813
                                                                  =======   ========   ========
     Income taxes...............................................  $ 1,783   $  3,389   $ 12,794
                                                                  =======   ========   ========
  Capital lease obligation increase during the period...........  $    --   $     --   $  1,034
                                                                  =======   ========   ========

          See accompanying notes to consolidated financial statements.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     SpeedFam Co., Ltd. (the Company) was incorporated in 1971 as a joint venture owned equally by two corporate shareholders, Obara Corporation, a Japanese company; and SpeedFam International, Inc., a U.S. company.

     The Company and its domestic subsidiaries and affiliated companies conduct operations primarily in Japan, but have subsidiaries and branches in Taiwan, South Korea, India, Singapore, Hong Kong, Malaysia, and China.

     The Company and its subsidiaries and affiliates are engaged in the design, engineering, manufacture, and distribution mainly of lapping and polishing equipment and consumables, through-feed grinders, cleaning machines, and measuring equipment used in high technology industries.

  (a) Basis of Presentation

     The Company and its consolidated Japanese subsidiaries maintain their books of account in conformity with the financial accounting standards of Japan. The Company's non-Japanese subsidiaries maintain their books of account in conformity with the financial accounting standards of the countries in which they are located. The consolidated financial statements presented herein in U.S. dollars have been adjusted to conform to U.S. generally accepted accounting principles.

  (b) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and the following subsidiaries:

                                                   PERCENTAGE OF                      FISCAL
    SUBSIDIARIES                                     OWNERSHIP        LOCATION       YEAR END
    ---------------------------------------------  -------------     -----------     --------
    SpeedFam Clean System Co., Ltd...............       61.25%       Japan           March 31
    Saku Seiki Co., Ltd..........................       53.54        Japan           March 31
    SpeedFam Incorporated........................      100.00        Taiwan          March 31
    SpeedFam Korea Ltd...........................      100.00        South Korea     March 31
    SpeedFam India (Pvt.) Ltd....................       82.00        India           March 31

     All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on April 30.

     The Company's investments in the common stock of affiliates, Met Coil Ltd. (50% owned); CRT K.K. (23.08% owned); and Xevios Corporation (50% owned, acquired in fiscal year 1996) are accounted for by the equity method.

     The investment in Clean Technology K.K., a 27.5% owned affiliate of SpeedFam Clean System Co., Ltd., and 22.5% owned by the Company, is accounted for by the equity method.

  (c) Cash and Cash Equivalents

     Cash and cash equivalents include deposits in banks and highly liquid short-term investments with original maturities of three months or less. Short-term investments are carried at cost which approximates market.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

  (d) Short-term Investments

     The Company classifies its debt and equity securities into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

     Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

  (e) Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation is provided on the declining balance method over the estimated useful lives of the assets. Depreciation expense was $2,312, $2,148, and $3,542 in fiscal years 1995, 1996, and 1997, respectively. The estimated useful lives of the assets are as follows:

    Buildings and improvements.............................................   3 to 65 years
    Machinery and equipment................................................   3 to 12 years
    Furniture and fixtures.................................................   2 to 20 years
    Leasehold improvements.................................................         2 years

  (f) Inventories

     Inventories are stated at the lower of cost, determined principally by the first-in, first-out (FIFO) method, or market.

  (g) Income Taxes

     Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (h) Revenue Recognition

     Sales of the Company's products are recorded upon shipment.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

  (i) Warranty Costs

     Generally, the Company provides a one-year warranty against manufacturer's defects on all machines sold. Provision for warranty expense is provided based upon an estimate derived from experience factors.

  (j) Foreign Currency Translation

     Assets and liabilities of the Company's non-Japanese operations have been translated using the exchange rates in effect at the balance sheet dates or balance sheet date of the subsidiary, if different. Results of operations are translated using the average exchange rates prevailing throughout the period. Local currencies are considered the functional currencies of the Company's non-Japanese entities. Foreign currency exchange rates used to translate the financial statements are summarized below:

                                                        FOREIGN CURRENCY PER JAPANESE YEN
                                                      -------------------------------------
                                                        1995          1996          1997
                                                      ---------     ---------     ---------
    Rates at balance sheet date:
         South Korean Won (March)...................  11.67/100     13.78/100     13.91/100
         Taiwan Dollar (NT$) (March)................       3.41          3.91          4.49
         India Rupee (RPS) (March)..................       2.80          3.06          3.39
         Singapore Dollar (S$)......................      60.21         74.09         87.36
         Thailand Baht..............................       3.41          4.15          4.56
         Japanese Yen (Y) per U.S. $................      84.20        105.07        127.09

  (k) Significant Customer

     The Company had sales to a Japanese company that amounted to approximately 10.5%, 11.2%, and 12.5% of net sales in fiscal years 1995, 1996, and 1997, respectively.

  (l) Research and Development

     Research and development expense amounted to approximately $1,748, $6,651, and $11,488 in fiscal years 1995, 1996, and 1997, respectively. Such expenditures are expensed as incurred.

  (m) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (n) Reclassifications

     Certain amounts in the prior year financial statements have been reclassified to conform with the 1997 financial statement presentation.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

(2) INVENTORIES

     Inventories at the end of fiscal years 1996 and 1997 are summarized as follows:

                                                                        1996        1997
                                                                       -------     -------
    Raw materials....................................................  $   723     $   732
    Work-in-process..................................................   16,340      20,760
    Finished goods...................................................    2,898       3,571
                                                                       -------     -------
    Total inventories................................................  $19,961     $25,063
                                                                       =======     =======

(3) INVESTMENTS

     Investments at the end of fiscal years 1996 and 1997 are summarized as follows:

                                                                          1996       1997
                                                                         ------     ------
    Held-to-maturity debt securities, at amortized cost................  $  133     $  115
    Time deposits......................................................   3,197      2,582
                                                                         ------     ------
    Total short-term investments.......................................   3,330      2,697
    Available-for-sale equity securities, at fair value, included in
      other assets.....................................................     779        762
                                                                         ------     ------
    Total investments..................................................  $4,109     $3,459
                                                                         ======     ======

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale and held-to-maturity securities at the end of fiscal years 1996 and 1997 are as follows:

                                                                   GROSS          GROSS
                                                                 UNREALIZED     UNREALIZED
                                                   AMORTIZED      HOLDING        HOLDING       FAIR
                                                     COST          GAINS          LOSSES       VALUE
                                                   ---------     ----------     ----------     -----
    1996:
    Available-for-sale equity securities.........    $ 515          $265           $ (1)       $ 779
    Held-to-maturity debt securities.............    $ 133          $ --           $ --        $ 133
    1997:
    Available-for-sale equity securities.........    $ 436          $351           $(25)       $ 762
    Held-to-maturity debt securities.............    $ 115          $ --           $ --        $ 115

     No investments classified as available-for-sale were sold during fiscal years 1996 and 1997. The Company does not hold securities for trading purposes.

(4) PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at the end of fiscal years 1996 and 1997 are summarized as follows:

                                                                        1996        1997
                                                                       -------     -------
    Land.............................................................  $ 4,560     $ 6,548
    Buildings and improvements.......................................   11,361      14,864
    Machinery and equipment..........................................   13,615      18,870
    Furniture and fixtures...........................................    2,486       3,592
    Leasehold improvements...........................................       13          --
    Construction in progress.........................................    3,468       1,344
                                                                       -------     -------
                                                                        35,503      45,218
    Less accumulated depreciation....................................   15,342      14,892
                                                                       -------     -------
    Net property, plant, and equipment...............................  $20,161     $30,327
                                                                       =======     =======

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

(5) INCOME TAXES

     Earnings before income taxes and minority interest are as follows:

                                                              1995       1996        1997
                                                             ------     -------     -------
    Japan..................................................  $3,216     $15,135     $16,592
    Non-Japan..............................................   1,874       4,282       5,240
                                                             ------     -------     -------
    Total..................................................  $5,090     $19,417     $21,832
                                                             ======     =======     =======

     The provision (benefit) for income taxes is as follows:

                                                              1995       1996        1997
                                                             ------     -------     -------
    Current:
         Japan.............................................  $2,159     $ 9,546     $ 9,699
         Non-Japan.........................................     520       1,301       1,361
                                                             ------     -------     -------
                                                              2,679      10,847      11,060
    Deferred:
         Japan.............................................      76      (1,360)       (810)
         Non-Japan.........................................      --          (8)         --
                                                             ------     -------     -------
    Total..................................................  $2,755     $ 9,479     $10,250
                                                             ======     =======     =======

     The tax effects of temporary differences that give rise to the deferred tax assets at the end of fiscal years 1996 and 1997 are attributable to:

                                                                          1996       1997
                                                                         ------     ------
    Property, plant, and equipment.....................................  $ (333)    $ (397)
    Inventory..........................................................      74        104
    Allowance for doubtful accounts....................................     (60)       (50)
    Accrued employee benefits..........................................   1,093      1,515
    Accrued vacation...................................................     166        167
    Business tax.......................................................     890        599
    Other..............................................................    (101)       164
                                                                         ------     ------
                                                                         $1,729     $2,102
                                                                         ======     ======

     There is no valuation allowance for deferred tax assets at the end of fiscal years 1996 and 1997. Deferred tax assets are considered realizable due to the expectation of future taxable income. Deferred income tax benefits as a component of stockholders' equity related to unrealized gains and losses on marketable securities aggregated $15 and $184 at the end of fiscal years 1996 and 1997, respectively.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     A reconciliation between the Company's effective tax rate and the "expected" tax rate of 51% in Japan on earnings before income taxes and minority interest is as follows:

                                                                      1995     1996     1997
                                                                      ----     ----     ----
    "Expected" income tax rate......................................   51%      51%     51%
    Expenses not deductible for tax purposes........................   14        4        4
    Equity in earnings of affiliates................................   (1)       1       --
    Differences of non-Japan and "expected" tax rates...............   (5)      (5)      (6)
    Utilization of tax loss carryforward............................   (3)      --       --
    Tax credit for research and development.........................   (2)      (3)      (3)
    Other, net......................................................   --        1        1
                                                                       --       --       --
    Effective income tax rate.......................................   54%      49%     47%
                                                                       ==       ==       ==

     No provision is made for income taxes on undistributed earnings of non-Japan subsidiaries. The Company believes that the amount of income taxes that would be incurred if these earnings were remitted would not be significant because of available tax credits.

     The Company's corporate tax returns through April 30, 1994 have been examined by the Japanese tax authorities.

(6) SHORT-TERM BORROWINGS

     Short-term borrowings are summarized as follows:

                                                                         1996       1997
                                                                        ------     -------
    Bank borrowings, including overdraft..............................  $  926     $ 7,312
    Trade notes discounted at banks with recourse.....................   7,162       4,690
                                                                        ------     -------
                                                                        $8,088     $12,002
                                                                        ======     =======

     Short-term borrowings are secured by trade notes receivable with a net book value of $4,690 at the end of fiscal year 1997. The short-term borrowings had weighted average interest rates of 3.28%, 2.34%, and 1.89% in fiscal years 1995, 1996, and 1997, respectively.

(7) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                         1996       1997
                                                                        ------     -------
    Mortgage debentures:
      1st Series, due November 1997, fixed interest rate of 7.7%......  $  952     $    --
      2nd Series, due September 1999, fixed interest rate of 5.7%.....   2,855       2,360
      3rd Series, due December 2000, fixed interest rate of 1.7%......      --         787
    Loans from banks and other financial institutions, maturing 1995 to 2004, with weighted average interest rates of 3.46% and 2.23%
      in 1996 and 1997, respectively..................................   7,551      10,658
                                                                        ------     -------
    Total long-term debt..............................................  11,358      13,805
    Less current portion of long-term debt............................   2,252       3,677
                                                                        ------     -------
    Net long-term debt................................................  $9,106     $10,128
                                                                        ======     =======

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     The mortgage debentures are secured by land and buildings with a net book value of $7,292 at the end of fiscal year 1997.

     At the end of fiscal year 1997, the Company has provided guarantees for up to $52 of bank borrowings by SpeedFam India (Pvt.) Ltd., a subsidiary of the Company. The Company does not anticipate any loss from these arrangements.

     Annual maturities of long-term debt are as follows:

                                    FISCAL YEAR                              AMOUNT
        -------------------------------------------------------------------  -------
        1998...............................................................  $ 3,677
        1999...............................................................    3,402
        2000...............................................................    3,855
        2001...............................................................    1,713
        2002 and thereafter................................................    1,158
                                                                             -------
                                                                             $13,805
                                                                             =======

(8) CAPITAL LEASE

     The Company is obligated under various capital leases for certain equipment which expire at various dates during the next five years. At April 30, 1997, the gross amount of equipment and related accumulated amortization recorded under capital leases was as follows:

        Equipment............................................................  $ 936
          Less accumulated amortization......................................   (108)
                                                                               -----
                                                                               $ 828
                                                                               =====

     Amortization of assets held under capital leases is included within depreciation expense. Future minimum capital lease payments as of April 30, 1997 are as follows:

                                    FISCAL YEAR                                   AMOUNT
    ----------------------------------------------------------------------------  ------
    1998........................................................................  $ 188
    1999........................................................................    205
    2000........................................................................    205
    2001........................................................................    205
    2002........................................................................     87
                                                                                  -----
    Total minimum lease payments................................................    890
    Less amount representing interest (at rate of 2.04%)........................    (70)
                                                                                  -----
    Present value of net minimum capital lease payments.........................    820
    Less current installments of obligations under capital leases...............   (162)
                                                                                  -----
    Obligation under capital leases, excluding current installments.............  $ 658
                                                                                  =====

(9) COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries occupy certain manufacturing and office facilities and use certain equipment under noncancelable operating leases expiring at various dates through fiscal year 2002. Rental expense aggregated approximately $1,500, $1,635, and $1,728 in fiscal years 1995, 1996, and 1997, respectively.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at the end of 1997 are as follows:

                                    FISCAL YEAR                               AMOUNT
        --------------------------------------------------------------------  ------
        1998................................................................  $  696
        1999................................................................     538
        2000................................................................     356
        2001................................................................     133
        2002 and thereafter.................................................      29
                                                                              ------
        Total...............................................................  $1,752
                                                                              ======

     At the end of fiscal year 1997, outstanding commitments for the purchase of property, plant, and equipment were approximately $468.

     At April 30, 1997, the Singapore branch of the Company has an outstanding claim amounting to $285 against the branch for losses and damages suffered by a plaintiff as a result of the branch's alleged failure to meet certain specifications for a machine sold to the plaintiff. The branch is contesting the claim and has filed a defense in respect thereof. Based on legal advice obtained, Company management is of the opinion that no ultimate liability will arise. Accordingly, no provision has been made in the financial statements with respect to this claim.

(10) PENSION AND SEVERANCE BENEFITS

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

     The funded status of the insured pension plan at the end of fiscal years 1996 and 1997 is as follows:

                                                                        1996        1997
                                                                       -------     -------
    Actuarial present value of benefit obligations:
      Vested benefits................................................  $(1,205)    $(1,197)
      Nonvested benefits.............................................      (26)        (53)
                                                                       -------     -------
    Accumulated benefit obligation...................................  $(1,231)    $(1,250)
                                                                       =======     =======
    Projected benefit obligation.....................................  $(1,775)    $(1,662)
    Plan assets at fair value........................................    1,656       1,579
                                                                       -------     -------
    Projected benefit obligation in excess of plan assets............     (119)        (83)
    Unrecognized net loss............................................       19          25
    Unrecognized net obligation at transition........................      185         140
                                                                       -------     -------
    Prepaid pension cost.............................................  $    85     $    82
                                                                       =======     =======

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     The components of net periodic pension cost for the insured pension plan are shown below:

                                                                    1995     1996     1997
                                                                    ----     ----     ----
    Service cost for benefits earned during the year..............  $204     $176     $150
    Interest cost on projected benefit obligation.................    89       87       79
    Actual return on plan assets..................................   (46)     (39)     (14)
    Net amortization and deferral.................................    19       10      (16)
                                                                    ----     ----     ----
                                                                    $266     $234     $199
                                                                    ====     ====     ====
    Significant actuarial assumptions:
      Discount rate...............................................  5.5%     5.5%     5.5%
    Rate of salary increase.......................................  3.0%     3.0%     3.0%
    Expected long-term return on plan assets......................  3.0%     3.0%     3.0%

     Plan assets represent the Company's share of funds invested by a trustee in pooled accounts comprised of cash in banks, securities, and real estate.

     A separate retirement benefits program for directors and statutory auditors is not covered by the pension plan described above. The program provides that directors and statutory auditors who retire or sever their connection with the Company are entitled to lump-sum payments based on current rates of pay, determined according to their title and the length of service. Directors and statutory auditors may also be granted, at the discretion of the Company, additional lump-sum payments for meritorious service. It is not the policy of the Company to fund these retirement and severance benefits, but provision has been made in the financial statements for the estimated accrued liabilities under the plan. The liability related to these retirement benefits included in the accompanying consolidated balance sheets at the end of fiscal years 1996 and 1997 amounted to $3,150 and $3,820, respectively. The plan was amended during fiscal year 1996 and the resulting past service costs of $1,008 are being amortized over a period of five years. Unamortized past service cost at the end of fiscal years 1996 and 1997 amounting to $883 and $548 is classified as other assets in the accompanying consolidated balance sheets. The retirement benefit expenses amounted to $181, $520, and $1,545 in fiscal years 1995, 1996, and 1997, respectively.

     Two subsidiaries of the Company have separate employee retirement and severance plan arrangements. Payments with respect to voluntary severance are less in amount than payments for involuntary severance and retirement. The subsidiaries have recorded estimated liabilities in the accompanying consolidated balance sheets at the end of fiscal years 1996 and 1997 of $272 and $228, respectively, based upon the amount, net of the benefits to be paid by a government-sponsored small enterprise mutual aid retirement fund, which would be payable if all employees had to retire voluntarily. Plan assets plus the accrued liability approximate vested benefits. The expense related to these employee retirement and severance plans amounted to $20, $222, and $67 in fiscal years 1995, 1996, and 1997, respectively. The Company believes that the effect of not adopting SFAS No. 87, "Employers' Accounting for Pensions," for these plans is not material to the consolidated financial statements.

(11) LEGAL RESERVE AND CASH DIVIDENDS

     The Japanese Commercial Code provides that earnings in an amount equal to at least 10% of retained earnings be appropriated as a legal reserve, until such reserve equals 25% of stated common stock. This legal reserve is not available for dividends but may be used to reduce a deficit or may be transferred to stated common stock. Certain non-Japanese subsidiaries are also required to appropriate their earnings to legal reserves under the laws of the respective countries. The legal reserve included as a component of retained earnings at the end of fiscal years 1996 and 1997 amounted to $513 and $523, respectively.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     The accompanying consolidated financial statements do not reflect dividends of $1,558 ($7.87 per share) declared subsequent to fiscal year 1997 by the Board of Directors related to fiscal year 1997.

(12) RELATED-PARTY TRANSACTIONS

     The following is a summary of SpeedFam Co., Ltd. and consolidated subsidiaries' transactions with SpeedFam International, Inc.:

                                                               1995       1996        1997
                                                              -------    -------    --------
    Sales to SpeedFam International, Inc. ..................  $ 2,984    $ 7,140    $ 42,531
    Purchases from SpeedFam International, Inc. ............  $   251    $ 1,696    $  2,127
    Commission income.......................................  $   125    $   355    $  3,044
    Commission expense......................................  $ 2,952    $ 6,458    $    107

     The following is summary of SpeedFam Co., Ltd. transactions with Met-Coil Ltd., a 50% owned affiliate, accounted for by the equity method:

                                                                 1995      1996       1997
                                                                 -----    -------    -------
    Sales to Met-Coil Ltd. ....................................  $ 148    $   865    $   275
    Purchases from Met-Coil Ltd. ..............................  $ 836    $ 1,026    $ 2,125
    Interest income............................................  $  14    $    28    $     5
    Interest expense...........................................  $   5    $    --    $    --

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments at April 30, 1996 and 1997 include cash equivalents, trade receivables, short-term investments, short-term loans, trade payables, noncurrent receivables, long-term debt, and obligations under capital leases. The carrying amount of cash equivalents, trade receivables, short-term loans, and trade payables approximates fair value because of the short maturity of these instruments. The fair value of short-term investments has been determined based on quoted market prices and approximates their financial statement carrying values. The fair value of the Company's noncurrent receivables and long-term debt has been determined based on discounted cash flows using current interest rates of similar instruments, and is not materially different from their financial statement carrying values.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10, 11, 12 AND 13.

     These items, constituting Part III of the Form 10-K, have been omitted from this annual report pursuant to the provisions of Instruction G to Form 10-K, because a definitive proxy statement, which is incorporated herein by reference, except for the report of the compensation committee of the board of directors and the performance graph, will be filed on or about September 9, 1997. Information required for executive officers is included in Part I, Item 1.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements:

             See Part II, Item 8.

        (2) Financial Statement Schedules:

                                                                                 PAGE
                                                                                 ----
        Independent Auditors' Report...........................................   S-1
        Schedule I.............................................................   S-2
        Schedule II............................................................   S-4

        (3) Exhibits filed:

             See Exhibit Index.

     (b) Reports filed on Form 8-K:

         Form 8-K (Item 5) was filed May 22, 1997.

     (c) Exhibits filed:

         See Exhibit Index.

     (d) Financial Statements Omitted from Annual Report to Security Holders:

         Financial Statements of SpeedFam Co., Ltd. are filed herein. See Part II, Item 8.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SPEEDFAM INTERNATIONAL, INC.

                                                  /s/ JAMES N. FARLEY
                                          --------------------------------------
                                                     James N. Farley
                                                  Chairman of the Board

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                                   TITLE                         DATE
-------------------------------------  --------------------------------------  ----------------

         /s/ JAMES N. FARLEY           Chairman and Director                   August 25, 1997
-------------------------------------
           James N. Farley

         /s/ MAKOTO KOUZUMA            President, Chief Executive Officer and  August 25, 1997
-------------------------------------  Director
           Makoto Kouzuma

         /s/ ROGER K. MARACH           Treasurer, Assistant Secretary and      August 25, 1997
-------------------------------------  Chief Financial Officer
           Roger K. Marach             (Principal financial and accounting
                                       officer)

                                       Director                                August   , 1997
-------------------------------------
            Neil R. Bonke

                                       Director                                August   , 1997
-------------------------------------
          Thomas J. McCook

          /s/ STUART MEYER             Director                                August 25, 1997
-------------------------------------
            Stuart Meyer

          /s/ ROBERT MILLER            Director                                August 25, 1997
-------------------------------------
            Robert Miller

        /s/ CARL S. PEDERSEN           Director                                August 25, 1997
-------------------------------------
          Carl S. Pedersen

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                           DESCRIPTION
------       -----------------------------------------------------------------------------------
  3.1        Articles of Incorporation of the Registrant (incorporated by reference to Exhibit
             3.1 to the Registrant's Registration Statement on Form S-1, File No. 33-95628).
  3.2        Amended Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the
             Registrant's Form 10-K for fiscal 1996, File No. 0-26784).
 10.1        Revolving Credit Agreement between the Registrant and The First National Bank of
             Chicago and Firstar Bank Milwaukee, N.A. dated April 15, 1996 (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K for fiscal year ended May
             31, 1996, File No. 0-26784).
 10.2        Amendment No. 1 to Revolving Credit Agreement between the Registrant and The First
             National Bank of Chicago and Firstar Bank Milwaukee, N.A. dated September 13, 1996
             (incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the
             period ended August 31, 1996, File No. 0-26784).
 10.3        Multi-Currency Revolving Line of Credit between the Registrant's Subsidiary and the
             First National Bank of Chicago, dated October 31, 1996 (incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the period ended November 30, 1996,
             File No. 0-26784.
 10.4        Joint Venture Agreement between the Registrant and Obara Corporation, dated
             November 14, 1970 (incorporated by reference to Exhibit 10.3 to the Registrant's
             Registration Statement on Form S-1, File No. 33-95628).
 10.5        License and Technical Service Agreement between the Registrant and SpeedFam Co.,
             Ltd., dated November 14, 1970 (incorporated by reference to Exhibit 10.4 to the
             Registrant's Registration Statement on Form S-1, File No. 33-95628).
 10.6        Amendment to License and Technical Service Agreement between the Registrant and
             SpeedFam Co., Ltd., dated July 24, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 33-95628).
 10.7        Joint Venture Agreement between the Registrant and Fujimi Incorporated, dated
             September 7, 1984 (incorporated by reference to Exhibit 10.6 to the Registrant's
             Registration Statement on Form S-1, File No. 33-95628).
 10.8        Distributorship Agreement between the Registrant and Fujimi Incorporated, dated
             October 1, 1994 (incorporated by reference to Exhibit 10.7 to the Registrant's
             Registration Statement on Form S-1, File No. 33-95628).
 10.9        Amendment to Distributorship Agreement between the Registrant and Fujimi
             Incorporated, dated August 3, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, File No. 33-95628).
 10.10       1991 Employee Incentive Stock Option Plan as amended and restated July 27, 1995 and as further amended as of May 22, 1997.
 10.11       1995 Stock Plan for Employees and Director of SpeedFam International, Inc. as
             amended as of May 22, 1997.
 10.12       Registrant's 1995 Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, File No. 33-95628).
 10.13       SpeedFam Employees' Savings and Profit Sharing Plan and Trust, as amended and restated June 1, 1989 (incorporated by reference to Exhibit 10.12 to the
             Registrant's Registration Statement on Form S-1, File No. 33-95628).
 10.14       Employment Agreement between the Registrant and James N. Farley.
 10.15       Employment Agreement between the Registrant and Makoto Kouzuma.
 10.16       Employment Agreement between the Registrant and Roger K. Marach.
 10.17       Employment Agreement between the Registrant and Christopher E. Augur.
 10.18       Employment Agreement between the Registrant and Robert R. Smith.
 11.1        Statement Re Computation of Per Share Earnings.
 21.1        Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the
             Registrant's Registration Statement on Form S-1, File No. 33-95628).
 23.1        Consent of KPMG Peat Marwick LLP.
 27.1        Financial Data Schedule.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SpeedFam International, Inc.:

     Under date of June 27, 1997, we reported on the consolidated balance sheets of SpeedFam International, Inc. and consolidated subsidiaries as of May 31, 1996 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1997, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14(a)(2) of the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

June 27, 1997
Chicago, Illinois

                                                                      SCHEDULE I

                 SPEEDFAM INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONDENSED FINANCIAL INFORMATION OF
                          SPEEDFAM INTERNATIONAL, INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  MAY 31,
                                                                            -------------------
                                                                             1996        1997
                                                                            -------    --------
ASSETS
Current assets:
  Cash and cash equivalents..............................................   $ 7,228    $ 72,955
  Due from affiliated companies..........................................    16,699      16,489
  Prepaid expenses and other current assets..............................     1,762       3,780
                                                                            -------    --------
Total current assets.....................................................    25,689      93,224
Investments in subsidiaries and affiliates...............................    35,431      52,362
Property, plant and equipment, net.......................................     2,624      15,741
Other assets.............................................................       820         920
                                                                            -------    --------
                                                                            $69,564    $162,247
                                                                            =======    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt......................................   $   400    $     --
  Accounts payable.......................................................       149         339
  Due to affiliates......................................................         2          --
  Accrued expenses.......................................................       770       2,085
  Income taxes...........................................................     1,381       2,701
                                                                            -------    --------
Total current liabilities................................................     2,702       5,125
Long-term debt...........................................................     2,000          --
Deferred income taxes....................................................       420         801
Stockholders' equity.....................................................    59,442     156,321
                                                                            -------    --------
                                                                            $64,564    $162,247
                                                                            =======    ========

                             STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

                                                                             YEARS ENDED,
                                                                     ----------------------------
                                                                      1995      1996       1997
                                                                     ------    -------    -------
Revenue...........................................................   $   96    $    22    $   140
Cost and operating expenses.......................................      648        251        708
Other income (expense)............................................     (151)       342        646
                                                                     ------    -------    -------
Earnings (loss) before income taxes and equity in net earnings of
  subsidiaries and affiliates.....................................     (703)       113         78
Income tax expense (benefit)......................................       (3)        51       (155)
Equity in net earnings of subsidiaries and affiliates.............    2,275     11,500     20,372
                                                                     ------    -------    -------
Net earnings......................................................   $1,575    $11,562    $20,605
                                                                     ======    =======    =======

                  SPEEDFAM INTERNATIONAL INC. AND SUBSIDIARIES

                       CONDENSED FINANCIAL INFORMATION OF
                          SPEEDFAM INTERNATIONAL, INC.

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEARS ENDED,
                                                              ---------------------------------
                                                               1995         1996         1997
                                                              -------     --------     --------
Cash flows from operating activities:
     Net earnings...........................................  $ 1,575     $ 11,562     $ 20,605
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Equity in net earnings of subsidiaries and
          affiliates........................................   (2,275)     (11,500)     (20,372)
       Depreciation and amortization........................       92          117           56
       Provision for deferred income taxes..................      (75)      (1,121)        (941)
       Gains on sales of assets.............................      (15)          --           --
       Increase in cash surrender value.....................     (138)        (142)        (144)
       Change in assets and liabilities.....................    1,037      (19,368)       2,345
                                                              -------     --------     --------
     Cash flows (used in) provided by operating
       activities...........................................      201      (20,452)       1,549
     Cash flows from investing activities:
       Capital expenditures.................................      (42)      (2,589)     (13,136)
       Proceeds from sales of assets........................       42           --           --
       Dividends from subsidiaries and affiliates...........       90          163          554
       Other investing activities...........................      (32)         (22)           6
                                                              -------     --------     --------
Net cash provided by (used in)investing activities..........       58       (2,448)     (12,576)
                                                              -------     --------     --------
Cash flows from financing activities:
     Treasury transactions, net.............................      (35)          17           --
     Net proceeds from issuance of common stock.............       --       28,284       77,673
     Proceeds from exercise of stock options and employee
       stock purchases......................................       --          254        1,481
     Proceeds from long-term debt...........................       --        2,500          414
     Principal payments on long-term debt...................     (224)        (928)      (2,814)
                                                              -------     --------     --------
Net cash provided by (used in) financing activities.........     (259)      30,127       76,754
                                                              -------     --------     --------
Net increase in cash and cash equivalents...................       --        7,227       65,727
Cash and cash equivalents at beginning of year..............        1            1        7,228
                                                              -------     --------     --------
Cash and cash equivalents at end of year....................  $     1     $  7,228     $ 72,955
                                                              =======     ========     ========

                                                                     SCHEDULE II

                          SPEEDFAM INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
       FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MAY 31, 1997
                                 (IN THOUSANDS)

                                                                  CHARGED TO
                                                    CHARGED     OTHER ACCOUNTS
                                                      TO         (TRANSLATION       DEDUCTIONS
                                     BALANCE AT      COSTS        ADJUSTMENT       (WRITE-OFFS      BALANCE
                                     BEGINNING        AND            AND               AND          AT END
            DESCRIPTION               OF YEAR       EXPENSE      RECOVERIES)       ADJUSTMENTS)     OF YEAR
-----------------------------------  ----------     -------     --------------     ------------     -------
Allowance for doubtful accounts:
     1995..........................     $192            3              7                 15         $   187
     1996..........................     $187          316             (2)                 6         $   495
     1997..........................     $495          817              5                173         $ 1,144

                                                    CHARGED
                                                      TO          CHARGED TO
                                     BALANCE AT      COSTS      OTHER ACCOUNTS       DEDUCTIONS       BALANCE
                                     BEGINNING        AND        (TRANSLATION      (WRITE-OFFS OF     AT END
            DESCRIPTION               OF YEAR       EXPENSE      ADJUSTMENTS)        INVENTORY)       OF YEAR
-----------------------------------  ----------     -------     --------------     --------------     -------
Inventory obsolescence:
     1995..........................    $  161          305              7                 121         $   352
     1996..........................    $  352        1,804             --               1,097         $ 1,059
     1997..........................    $1,059        1,652            (18)              1,545         $ 1,148

                                                    CHARGED
                                                      TO
                                     BALANCE AT      COSTS                                          BALANCE
                                     BEGINNING        AND         CHARGED TO        DEDUCTIONS      AT END
            DESCRIPTION               OF YEAR       EXPENSE     OTHER ACCOUNTS     FROM RESERVE     OF YEAR
-----------------------------------  ----------     -------     --------------     ------------     -------
Warranty reserve:
     1995..........................    $  480         (145)           --                 135        $   200
     1996..........................    $  200        2,285            --                  --        $ 2,485
     1997..........................    $2,485        8,503             4               5,482        $ 5,510