Form 10-Q
period 1997-08-31
SPEEDFAM INTERNATIONAL INC
filed 1997-09-23
CIK 949301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from ____________ to ____________

                         Commission File Number 0-26784

                          SPEEDFAM INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Illinois                                  36-2421613
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)

       305 North 54th Street, Chandler, Arizona                   85226
       (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (602) 705-2100

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               YES      X         NO
                                                     -------            --------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 18, 1997).

                  Common Stock, no par value: 13,486,540 shares

                          SPEEDFAM INTERNATIONAL, INC.


                                      INDEX

                                                                                Page
                                                                                ----
PART I      FINANCIAL INFORMATION

      Item 1.     Financial Statements

                    Condensed Consolidated Balance Sheets
                    August 31, 1997 and May 31, 1997.........................     2

                    Condensed Consolidated Statements of Earnings
                    Three Months Ended August 31, 1997 and 1996..............     3

                    Condensed Consolidated Statements of Cash Flows
                    Three Months Ended August 31, 1997 and 1996..............     4

                    Notes to Condensed Consolidated Financial Statements.....     5

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................     8

PART II     OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K...........................    12

SIGNATURE....................................................................    13

EXHIBIT INDEX

      Exhibit 11  Computation of Net Earnings Per Share
      Exhibit 27  Financial Data Schedule

PART I - FINANCIAL INFORMATION

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                     AUGUST 31,       MAY 31,
                                                                        1997           1997
                                                                     ----------      --------
                             ASSETS

  Current assets:
    Cash and cash equivalents                                         $ 70,491       $ 76,895
    Trade accounts and notes receivable, net                            46,401         38,021
    Inventories                                                         39,388         35,849
    Other current assets                                                 4,290          4,950
                                                                      --------       --------
     Total current assets                                              160,570        155,715
  Investments in affiliates                                             24,844         23,956
  Property, plant and equipment, net                                    32,294         24,582
  Other assets                                                           2,387          2,247
                                                                      --------       --------
     Total assets                                                      220,095        206,500
                                                                      ========       ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Short-term borrowings and current portion of long-term debt       $    226       $    250
    Accounts payable and due to affiliates                              31,381         25,747
    Customer deposits                                                    4,755          4,165
    Other current liabilities                                           17,979         18,731
                                                                      --------       --------
     Total current liabilities                                          54,341         48,893
                                                                      --------       --------
  Long-term liabilities:
    Long-term debt                                                         230            272
    Deferred income taxes                                                  802            802
                                                                      --------       --------
     Total long-term liabilities                                         1,032          1,074
                                                                      --------       --------
  Stockholders' equity:
    Common stock, no par value, 20,000,000 shares authorized,
      13,475,036 and 13,323,547 shares issued and outstanding
      at August 31, 1997 and May 31, 1997, respectively                      1              1
    Additional paid-in capital                                         107,056        105,522
    Retained earnings                                                   55,023         49,466
    Foreign currency translation adjustment                              2,642          1,544
                                                                      --------       --------
     Total stockholders' equity                                        164,722        156,533
                                                                      --------       --------
       Total liabilities and stockholders' equity                     $220,095       $206,500
                                                                      ========       ========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED AUGUST 31, 1997 AND 1996
            (dollars and shares in thousands, except per share data)





                                                                 Three Months Ended
                                                             August 31,     August 31,
                                                                1997           1996
                                                             ----------     ----------
Revenue:
  Net sales                                                    $51,915       $ 38,059
  Commissions from affiliate                                     1,932          1,669
                                                               -------       --------
   Total revenue                                                53,847         39,728
Cost of sales                                                   30,831         25,782
                                                               -------       --------
   Gross margin                                                 23,016         13,946
  Research, development and engineering                          6,785          3,781
  Selling, general and administrative                            9,369          6,805
                                                               -------       --------
Operating profit                                                 6,862          3,360
Other income (expense)                                             759           (445)
                                                               -------       --------
Earnings from consolidated companies before income taxes         7,621          2,915
Income tax expense                                               2,793          1,063
                                                               -------       --------
Earnings from consolidated companies                             4,828          1,852
Equity in net earnings of affiliates                               729          2,186
                                                               -------       --------
Net earnings                                                   $ 5,557       $  4,038
                                                               =======       ========
Net earnings per share                                         $   .39       $    .36
                                                               =======       ========
Weighted average common and common
    equivalent shares                                           14,242         11,277
                                                               =======       ========




     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED AUGUST 31, 1997 AND 1996
                             (dollars in thousands)


                                                                               THREE MONTHS ENDED
                                                                           AUGUST 31,      AUGUST 31,
                                                                              1997            1996
                                                                           ----------      ----------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                            $  5,557        $  4,038
    Adjustments to reconcile net earnings to net cash used in
    operating activities:
       Equity in net earnings of affiliates                                     (729)         (2,186)
       Depreciation and amortization                                             743             463
       Other                                                                      11             167
       Changes in assets and liabilities:
        (Increase) decrease in trade accounts and notes receivable            (8,387)          1,864
        Increase in inventories                                               (3,513)         (3,363)
        Decrease in other current assets                                         659             191
        Increase (decrease) in accounts payable and due to affiliates          5,641          (5,436)
        Decrease in accrued expenses, customer deposits
            and other liabilities                                               (183)           (154)
                                                                            --------        --------
    Net cash used in operating activities                                       (201)         (4,416)
                                                                            --------        --------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                      (8,424)         (2,295)
    Dividend from affiliate                                                      875             454
    Other investing activities                                                  (153)           (218)
                                                                            --------        --------
    Net cash used in investing activities                                     (7,702)         (2,059)
                                                                            --------        --------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                                      594              57
    Proceeds from sale of stock to employees                                     940             273
    Principal payments on long-term debt                                         (66)           (308)
                                                                            --------        --------
    Net cash provided by financing activities                                  1,468              22
                                                                            --------        --------
    Effects of foreign currency rate changes on cash                              31              89
                                                                            --------        --------
    Net decrease in cash and cash equivalents                                 (6,404)         (6,364)
    Cash and cash equivalents at beginning of year                            76,895          10,871
                                                                            --------        --------
    Cash and cash equivalents at August 31, 1997 and 1996                   $ 70,491        $  4,507
                                                                            ========        ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by management without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 1997, as filed with the Securities and Exchange Commission on August 26, 1997 as part of its Annual Report on Form 10-K. In the opinion of management the information furnished herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented. Results of operations for the three months ended August 31, 1997 are not necessarily indicative of results to be expected for the full fiscal year.

(2)  INVENTORIES

     The components of inventory were:

                                                     August 31,          May 31,
                                                        1997               1997
                                                     ----------          -------
           Raw materials                              $20,735            $16,323
           Work-in-process                             14,677             16,030
           Finished goods                               3,976              3,496
                                                      -------            -------
                                                      $39,388            $35,849
                                                      =======            =======

(3)  INVESTMENTS IN AFFILIATES

     The Company owns a 50% interest in SpeedFam Co., Ltd. The Company's equity interest in SpeedFam Co., Ltd. was $20,822 and $20,363 at August 31, 1997 and at May 31, 1997, respectively, based on the balance sheet of SpeedFam Co., Ltd. at July 31, 1997 and April 30, 1997, respectively. The remaining equity interest included in investments in affiliates relates to the Company's 50% ownership interest in Fujimi Corporation. Condensed consolidated financial statements of SpeedFam Co., Ltd., which are consolidated on a fiscal year that ends April 30, are as follows:

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

                                 BALANCE SHEETS

                                                              JULY 31,       APRIL 30,
                                                                1997           1997
                                                              --------       --------
                          ASSETS


         Total current assets                                 $132,857       $115,671
         Investment in affiliates                                  818            780
         Property, plant and equipment, net                     32,500         30,327
         Deferred income taxes and other assets                  8,701          6,922
                                                              --------       --------
               Total assets                                   $174,876       $153,700
                                                              ========       ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

         Total current liabilities                            $115,042       $ 96,034
         Long-term debt                                         10,736         10,786
         Other long-term liabilities                             7,454          6,154
         Stockholders' equity
           Common stock                                            664            664
           Retained earnings                                    35,825         37,049
           Foreign currency translation adjustment               4,875          2,817
           Unrealized gains on marketable securities               280            196
                                                              --------       --------
             Total liabilities and stockholders' equity       $174,876       $153,700
                                                              ========       ========


                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS


                                                           Three Months Ended
                                                                July 31,
                                                       ------------------------
                                                         1997            1996
                                                         ----            ----
          Net sales                                    $ 60,114        $ 56,750
          Costs and operating expenses                   59,289          48,792
                                                       --------        --------
          Earnings before income taxes                      825           7,958
          Income taxes                                      424           4,103
                                                       --------        --------
          Net earnings before minority interest             401           3,855
          Minority interest                                (125)             34
                                                       --------        --------
          Net earnings                                      526           3,821

          Beginning retained earnings                    37,049          26,943
          Dividends                                      (1,750)           (907)
                                                       --------        --------
          Ending retained earnings                     $ 35,825        $ 29,857
                                                       ========        ========

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

     The Company pays a commission to SpeedFam Co., Ltd. on sales of equipment produced by the Company in the U. S. and exported to Pacific Rim customers through SpeedFam Co., Ltd. As of August 31, 1997 the Company had accrued $2.3 million of commission expense to SpeedFam Co., Ltd.

(4)  LONG-TERM DEBT

     On August 29, 1997, the Company successfully negotiated a new unsecured credit facility with its U.S bank group. The new credit agreement provides for a revolving loan facility in the amount of $60 million with a term of three years. Should the loan be utilized, principal will be repaid at the end of the loan term. Interest will accrue and be paid monthly on the outstanding balance based on a 90 day LIBOR rate plus 25 to 100 basis points. The Company must meet certain financial objectives each year as defined in the credit agreement. At August 31, 1997, no amounts were outstanding on this loan facility.

(5)  OFFERING OF COMMON STOCK

     On September 17, 1997, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission reflecting a registration of 2,170,000 shares of common stock, 2,000,000 of which will be offered by the Company.

(6)  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to offset exposure to market risks arising from changes in foreign exchange rates. Derivative financial instruments currently utilized by the Company primarily include foreign currency forward contracts. The Company evaluates and monitors consolidated net exposures by currency and maturity, and external derivative financial instruments correlate with that net exposure in all material respects. Gains or losses related to hedges of firm commitments are deferred and included in the basis of the transaction when it is completed. Gains or losses on unhedged foreign currency transactions are included in income as part of cost of sales.

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

RESULTS OF OPERATIONS

      The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenue:


                                                                  Three Months Ended
                                                                August 31,   August 31,
                                                                   1997         1996
                                                                ----------   ----------
   Revenue:
     Net sales                                                     96.4%        95.8%
     Commissions from affiliate                                     3.6          4.2
                                                                  -----        -----
      Total revenue                                               100.0        100.0
   Cost of sales                                                   57.3         64.9
                                                                  -----        -----
      Gross margin                                                 42.7         35.1
     Research, development and engineering                         12.6          9.5
     Selling, general and administrative                           17.4         17.1
                                                                  -----        -----
   Operating profit                                                12.7          8.5
   Other income (expense)                                           1.5         (1.1)
                                                                  -----        -----
   Earnings from consolidated companies before income taxes        14.2          7.4
   Income tax expense                                               5.2          2.7
                                                                  -----        -----
   Earnings from consolidated companies                             9.0          4.7
   Equity in net earnings of affiliates                             1.3          5.5
                                                                  -----        -----
   Net earnings                                                    10.3%        10.2%
                                                                  =====        =====

      Net Sales. The Company's net sales for the three months ended August 31, 1997 were $51.9 million, an increase of 36.4% over net sales of $38.1 million for the corresponding period in the prior year. Sales of equipment, parts and expendables increased to $43.8 million or 84.4% of net sales in the first quarter of fiscal 1998, up from $31.2 million or 82.0% of net sales in the same period of fiscal 1997. The growth in this segment was attributable to higher sales of the Company's CMP systems to the semiconductor industry. Sales of CMP systems generated $30.7 million, or 59.1% of net sales, nearly double the $16.3 million, or 42.8% of net sales, reported a year earlier. The growth in net sales was also attributable to an increase in sales of slurries. Sales of slurries increased 18.7% to $8.1 million or 15.6% of net sales in the first quarter of fiscal 1998 from $6.8 million or 18.0% in the comparable period of fiscal 1997.

      Sales to the thin film memory disk media market accounted for $15.6 million, or 30.0% of net sales, compared with $15.5 million, or 40.9%, for the first quarter of fiscal 1997. Although overall sales to this market were flat with the prior year, equipment sales declined due to general over capacity in the memory disk market and increased competition, which the Company expects to continue for at least the next several quarters.

      Commissions from Affiliate. Commissions from affiliate increased to $1.9 million during the first quarter of fiscal 1998 from $1.7 million in the corresponding period of fiscal 1997.

      Gross Margin. Gross margin increased to $23.0 million or 42.7% of total revenue for the three months ended August 31, 1997 from $13.9 million or 35.1% of total revenue for the three months ended August 31, 1996. The increase was due to the continued shift in the revenue mix to higher margin CMP systems.

      Research, Development and Engineering. Research, development and engineering expenses were $6.8 million or 12.6% of total revenue in the first quarter of fiscal 1998 up from $3.8 million or 9.5% of total revenue in the first quarter of fiscal 1997. This increase reflected the Company's significant investment in dry-in/dry-out and end-point detection capabilities for its CMP systems; upgrading a key product in the memory disk polishing market; and various process technologies for the semiconductor device, thin film memory disk media and silicon wafer markets.

      Selling, General and Administrative. Selling, general and administrative expenses were $9.4 million, or 17.4% of total revenue, compared with $6.8 million, or 17.1%, a year ago. The percentage increase was due primarily to higher commissions paid to the Far East Joint Venture for sales of CMP systems manufactured in the United States, and continued investments in the Company's sales, support and administrative infrastructure.

      Other Income (Expense). Other income increased to $759,000 in the first quarter of fiscal 1998 from $445,000 of other expense in the comparable period of fiscal 1997. Other income consisted almost entirely of interest income in the first quarter of fiscal 1998.

      Equity in Net Earnings of Affiliates. The Company's equity in the net earnings of its joint ventures was $729,000 for the first quarter, down from $2.2 million a year ago, as a result of decreased net earnings of the Far East Joint Venture. The Far East Joint Venture recently adopted an aggressive pricing strategy designed to gain market share for its new automated disk polishing systems. Although the Far East Joint Venture expects this gross margin pressure to continue to negatively impact the Far East Joint Venture's earnings for at least the near term, the Far East Joint Venture believes that this pricing strategy represents an important strategic investment.

LIQUIDITY AND CAPITAL RESOURCES

      For the three months ended August 31, 1997, $201,000 in cash was used in operating activities. Cash provided by net earnings and increases in accounts payable and due to affiliates was offset by increases in accounts receivable and inventories.

      On August 29, 1997, the Company successfully negotiated a new unsecured credit facility with its U.S bank group which replaced the $22.5 million credit facility and a $14 million term loan commitment. The new credit agreement provides for a revolving loan facility in the amount of $60 million with a term of three years. At August 31, 1997, no amounts were outstanding on this loan facility.

      On September 17, 1997, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission reflecting a registration of 2,170,000 shares of common stock, 2,000,000 of which will be offered by the Company.

      The Company currently anticipates capital expenditures of approximately $30.5 million for fiscal 1998. The Company believes that cash generated from operations, together with the anticipated proceeds from the offering described above and the revolving loan facilities will be sufficient to meet the Company's capital requirements during at least the next 12 months.

      Statement of Financial Accounting Standards ("SFAS") No. 128 , "Earnings per Share" is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company will adopt SFAS No. 128 for the financial statements for the year ended May 31, 1998.

      SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is evaluating the Statement's provisions to conclude how it will present comprehensive income it its financial statements, and has not yet determined the amounts to be disclosed. The Company will adopt SFAS No. 130 effective June 1, 1998.

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

      Certain statements and information in this Form 10-Q constitute "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may affect the Company's business and may therefore affect actual results include, among others, the cyclical nature of the Company's business and the industries which it serves, the Company's dependence on new product development and the effects of rapid technological change in the semiconductor and disk media industries, including the effects of significant competition in these industries, the normal fluctuations in the Company's quarterly operating results, including the effects of the Far East Joint Venture's results of operations. This is only a summary of some of the important factors that could cause actual results to vary. For a more complete description of these and other factors, refer to "Certain Factors Affecting the Company's Business" in the Company's Form 10-K filed with the Securities and Exchange Commission. The Company undertakes no obligation to update the information, including the forward-looking statements, in the Form 10-Q.

                          SPEEDFAM INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

               Exhibit - 11   Computation of Net Earnings Per Share

               Exhibit - 27   Financial Data Schedule

        (b)   Reports on Form 8-K.

               None

                          SPEEDFAM INTERNATIONAL, INC.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SPEEDFAM INTERNATIONAL, INC.



                                         /s/  Roger K. Marach
Date: September 23, 1997                   By Roger K. Marach
                                           Treasurer and Chief Financial Officer
                                           (As Chief Accounting Officer and Duly
                                           Authorized  Officer of SpeedFam
                                           International, Inc.)

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                                 DESCRIPTION
 ------                                 -----------
11        Computation of Net Earnings Per Share

27        Financial Data Schedule