Form 10-Q
period 1997-11-30
SPEEDFAM INTERNATIONAL INC
filed 1998-01-13
CIK 949301

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                           YES    X          NO
                              ----------         ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (January 9, 1998).

                  Common Stock, no par value: 15,849,054 shares

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

                             Condensed Consolidated Balance Sheets
                             November 30, 1997 and May 31, 1997...............................................2

                             Condensed Consolidated Statements of Earnings
                             Three Months and Six Months Ended November 30, 1997 and 1996.....................3

                             Condensed Consolidated Statements of Cash Flows
                             Six Months Ended November 30, 1997 and 1996......................................4

                             Notes to Condensed Consolidated Financial Statements.............................5

         Item 2.          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations...........................................................8

PART II           OTHER INFORMATION

         Item 4.          Submission of Matters to a Vote of Security Holders.................................12

         Item 6.          Exhibits and Reports on Form 8-K....................................................12

SIGNATURE.....................................................................................................13

EXHIBIT INDEX

         Exhibit     3    Amendment to Articles of Incorporation
         Exhibit    11    Computation of Net Earnings Per Share
         Exhibit    27    Financial Data Schedule

PART I - FINANCIAL INFORMATION


           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                        NOVEMBER 30,          MAY 31,
                                                                            1997               1997
                                                                      ----------------    ----------------

                                ASSETS

  Current assets:
     Cash and cash equivalents                                              $ 170,861          $   76,895
     Trade accounts and notes receivable, net                                  60,532              38,021
     Inventories                                                               41,492              35,849
     Other current assets                                                       5,447               4,950
                                                                            ---------          ----------
       Total current assets                                                   278,332             155,715
  Investments in affiliates                                                    25,881              23,956
  Property, plant and equipment, net                                           36,265              24,582
  Other assets                                                                  2,642               2,247
                                                                            ---------          ----------
       Total assets                                                         $ 343,120          $  206,500
                                                                            =========          ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Short-term borrowings and current portion of long-term debt            $     274          $      250
     Accounts payable and due to affiliates                                    30,137              25,747
     Customer deposits                                                          3,591               4,165
     Other current liabilities                                                 19,025              18,731
                                                                            ---------          ----------
       Total current liabilities                                               53,027              48,893
                                                                            ---------          ----------
  Long-term liabilities:
     Long-term debt                                                               114                 272
     Deferred income taxes                                                        802                 802
                                                                            ---------           ---------
       Total long-term liabilities                                                916               1,074
                                                                            ---------           ---------
  Stockholders' equity:
     Common stock, no par value, 60,000,000 shares authorized,
        15,816,534 and 13,323,547 shares issued and outstanding
          at November 30, 1997 and May 31, 1997, respectively                       1                   1
     Additional paid-in capital                                               224,071             105,522
     Retained earnings                                                         62,643              49,466
     Foreign currency translation adjustment                                    2,462               1,544
                                                                            ---------          ----------
       Total stockholders' equity                                             289,177             156,533
                                                                            ---------          ----------
         Total liabilities and stockholders' equity                         $ 343,120          $  206,500
                                                                            =========          ==========

          See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996
            (dollars and shares in thousands, except per share data)


                                                                   Three Months Ended                Six Months Ended
                                                                ------------------------         ------------------------
                                                                       November 30,                    November 30,
                                                                ------------------------         ------------------------
                                                                  1997            1996             1997            1996
                                                                --------        --------         --------        --------
Revenue:
   Net sales                                                    $ 53,899        $ 36,227         $105,814        $ 74,283
   Commissions from affiliate                                      2,629           2,892            4,561           4,564
                                                                --------        --------         --------        --------
     Total revenue                                                56,528          39,119          110,375          78,847
Cost of sales                                                     31,769          24,092           62,600          49,873
                                                                --------        --------         --------        --------
     Gross margin                                                 24,759          15,027           47,775          28,974
   Research, development and engineering                           7,918           4,114           14,703           7,895
   Selling, general and administrative                             8,719           6,675           18,088          13,481
                                                                --------        --------         --------        --------
Operating profit                                                   8,122           4,238           14,984           7,598
Other income (expense), net                                        1,510             (21)           2,269            (466)
                                                                --------        --------         --------        --------
Earnings from consolidated companies before income taxes           9,632           4,217           17,253           7,132
Income tax expense                                                 3,351           1,703            6,144           2,766
                                                                --------        --------         --------        --------
Earnings from consolidated companies                               6,281           2,514           11,109           4,366
Equity in net earnings of affiliates                               1,339           2,269            2,068           4,455
                                                                --------        --------         --------        --------
Net earnings                                                    $  7,620        $  4,783         $ 13,177        $  8,821
                                                                ========        ========         ========        ========
Net earnings per share                                          $   0.49        $   0.42         $   0.89        $   0.78
                                                                ========        ========         ========        ========
Weighted average common and common equivalent shares              15,530          11,315           14,883          11,296
                                                                ========        ========         ========        ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                             (dollars in thousands)

                                                                                          SIX MONTHS ENDED
                                                                                 ------------------------------------
                                                                                   NOVEMBER 30,        NOVEMBER 30,
                                                                                 ----------------   -----------------
                                                                                       1997                1996
                                                                                 ----------------   -----------------
  CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                      $  13,177           $  8,821
     Adjustments to reconcile net earnings to net cash used in
     operating activities:
         Equity in net earnings of affiliates                                             (2,068)            (4,455)
         Depreciation and amortization                                                     1,760                948
         Other                                                                                (7)               416
         Changes in assets and liabilities:
           (Increase) decrease in trade accounts and notes receivable                    (22,303)               736
           (Increase) decrease  in inventories                                            (5,482)                11
           Increase in other current assets                                                 (477)              (970)
           Increase (decrease) in accounts payable and due to affiliates                   4,106             (7,042)
           Increase (decrease) in accrued expenses, customer deposits
               and other liabilities                                                        (376)             2,709
                                                                                       ---------           --------
     Net cash provided by (used in) operating activities                                 (11,670)             1,174
                                                                                       ---------           --------
  CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                (13,495)            (4,832)
     Dividend from affiliate                                                                 875                454
     Other investing activities                                                             (353)              (309)
                                                                                       ---------           --------
     Net cash used in investing activities                                               (12,973)            (4,687)
                                                                                       ---------           --------
  CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from issuance of common stock                                          116,732                  -
     Proceeds from exercise of stock options                                                 731                150
                                                                                           1,086                273
     Proceeds from sale of stock to employees
     Principal payments on long-term debt                                                   (134)              (479)
                                                                                       ---------           --------
     Net cash provided by (used in) financing activities                                 118,415                (56)
                                                                                       ---------           --------
     Effects of foreign currency rate changes on cash                                        194                144
                                                                                       ---------           --------
     Net  increase (decrease) in cash and cash equivalents                                93,966             (3,425)
     Cash and cash equivalents at beginning of year                                       76,895             10,871
                                                                                       ---------           --------
     Cash and cash equivalents at November 30, 1997 and 1996                           $ 170,861           $  7,446
                                                                                       =========           ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

(1)     BASIS OF PRESENTATION
        The condensed consolidated financial statements included herein have been prepared by management without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 1997, as filed with the Securities and Exchange Commission on August 26, 1997 as part of its Annual Report on Form 10-K. In the opinion of management the information furnished herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented. Results of operations for the three months and six months ended November 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year.

(2)     INVENTORIES
        The components of inventory were:

                                                 November 30,                     May 31,
                                                     1997                           1997
                                             ------------------             -----------------
               Raw materials                          $20,327                     $16,323
               Work-in-process                         15,520                      16,030
               Finished goods                           5,645                       3,496
                                                      -------                     -------
                                                      $41,492                     $35,849
                                                      =======                     =======

(3)     INVESTMENTS IN AFFILIATES
        The Company owns a 50% interest in SpeedFam Co., Ltd. The Company's equity interest in SpeedFam Co., Ltd. was $21,364 and $20,363 at November 30, 1997 and at May 31, 1997, respectively, based on the balance sheet of SpeedFam Co., Ltd. at October 31, 1997 and April 30, 1997, respectively. The remaining equity interest included in investments in affiliates relates to the Company's 50% ownership interest in Fujimi Corporation. Condensed consolidated financial statements of SpeedFam Co., Ltd., which are consolidated on a fiscal year that ends April 30, are as follows:

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

                                                  BALANCE SHEETS
                                                                          OCTOBER 31,           APRIL 30,
                                                                              1997                1997
                                                                        -----------------  -----------------
                                       ASSETS

             Total current assets                                              $ 141,149          $ 115,671
             Investment in affiliates                                                942                780
             Property, plant and equipment, net                                   32,160             30,327
             Deferred income taxes and other assets                                7,886              6,922
                                                                        -----------------  -----------------
                      Total assets                                             $ 182,137          $ 153,700
                                                                        =================  =================
                        LIABILITIES AND STOCKHOLDERS' EQUITY

             Total current liabilities                                         $ 122,560          $  96,034
             Long-term debt                                                        9,446             10,786
             Other long-term liabilities                                           7,403              6,154
             Stockholders' equity
                Common stock                                                         664                664
                Retained earnings                                                 37,513             37,049
                Foreign currency translation adjustment                            4,372              2,817
                Unrealized gains on marketable securities                            179                196
                                                                        -----------------  -----------------
                   Total liabilities and stockholders' equity                  $ 182,137          $ 153,700
                                                                        =================  =================

                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                                                   Three Months Ended          Six Months Ended
                                                             ----------------------------   --------------------------
                                                                       October 31,                 October 31,
                                                             ----------------------------   --------------------------
                                                                   1997          1996            1997            1996
                                                             -------------  -------------   -------------   ----------

             Net sales                                             $53,681      $54,104      $113,795      $110,854
             Costs and operating expenses                           49,860       46,256       109,149        95,048
                                                                   -------      -------      --------      --------
             Earnings before income taxes                            3,821        7,848         4,646        15,806
             Income taxes                                            2,256        3,641         2,680         7,744
                                                                   -------      -------      --------      --------
             Net earnings before minority interest                   1,565        4,207         1,966         8,062
             Minority interest                                        (123)         468          (248)          502
                                                                   -------      -------      --------      --------
             Net earnings                                            1,688        3,739         2,214         7,560

             Beginning retained earnings                            35,825       29,857        37,049        26,943
             Dividends                                                   -            -        (1,750)         (907)
                                                                   -------      -------      --------      --------
             Ending retained earnings                              $37,513      $33,596      $ 37,513      $ 33,596
                                                                   =======      =======      =======       ========

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

        The Company pays a commission to SpeedFam Co., Ltd. on sales of equipment produced by the Company in the U. S. and exported to Pacific Rim customers through SpeedFam Co., Ltd. As of November 30, 1997 the Company had accrued $3,400 of commission expense to SpeedFam Co., Ltd.

(4)     LONG-TERM DEBT
        On August 29, 1997, the Company entered a new unsecured credit facility with its U.S. bank group. The new credit agreement provides for a revolving loan facility in the amount of $60,000 with a term of three years. Should the loan be utilized, principal will be repaid at the end of the loan term. Interest will accrue and be paid monthly on the outstanding balance based on a 90 day LIBOR rate plus 25 to 100 basis points. The Company must meet certain financial objectives each year as defined in the credit agreement. At November 30, 1997, no amounts were outstanding on this loan facility.

(5)     OFFERING OF COMMON STOCK
        On October 15, 1997, the Company completed a public offering of common stock. The Company issued 2,327,000 shares of common stock and received proceeds of $116,700 net of underwriters' discounts and commissions and offering expenses.

(6)     DERIVATIVE FINANCIAL INSTRUMENTS
        The Company uses derivative financial instruments to offset exposure to market risks arising from changes in foreign exchange rates. Derivative financial instruments currently utilized by the Company are foreign exchange forward contracts for certain currencies. The Company evaluates and monitors consolidated net exposures by currency and maturity, and external derivative financial instruments correlate with that net exposure in all material respects. Gains or losses related to hedges of firm commitments are deferred and included in the basis of the transaction when it is completed. Gains or losses on unhedged foreign currency transactions are included in income as part of cost of sales.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenue:

                                                           Three Months Ended                  Six Months Ended
                                                    ----------------------------------  --------------------------------
                                                              November 30,                       November 30,
                                                    ----------------------------------  --------------------------------
                                                         1997               1996             1997             1996
                                                    ----------------   ---------------  ----------------  --------------
    Revenue:
       Net sales                                            95.3%             92.6%             95.9%           94.2%
       Commissions from affiliate                            4.7               7.4               4.1             5.8
                                                    ----------------   ---------------  ----------------  --------------
         Total revenue                                     100.0             100.0             100.0           100.0
    Cost of sales                                           56.2              61.6              56.7            63.3
                                                    ----------------   ---------------  ----------------  --------------
         Gross margin                                       43.8              38.4              43.3            36.7
       Research, development and engineering                14.0              10.5              13.3            10.0
       Selling, general and administrative                  15.4              17.1              16.4            17.1
                                                    ----------------   ---------------  ----------------  --------------
    Operating profit                                        14.4              10.8              13.6             9.6
    Other income (expense), net                              2.6               0.0               2.0            (0.6)
                                                    ----------------   ---------------  ----------------  --------------
    Earnings from consolidated companies before             17.0              10.8              15.6             9.0
       income taxes
    Income tax expense                                       5.9               4.4               5.5             3.5
                                                    ----------------   ---------------  ----------------  --------------
    Earnings from consolidated companies                    11.1               6.4              10.1             5.5
    Equity in net earnings of affiliates                     2.4               5.8               1.8             5.7
                                                    ----------------   ---------------  ----------------  --------------
    Net earnings                                            13.5%             12.2%             11.9%           11.2%
                                                    ================   ===============  ================  ==============

         Net Sales. The Company's net sales for the three months ended November 30, 1997 were $53.9 million, an increase of 48.8% over net sales of $36.2 million for the corresponding period in the prior year. Sales of equipment, parts and expendables increased to $46.0 million or 85.3% of net sales in the second quarter of fiscal 1998, up from $30.4 million or 83.9% of net sales in the same period of fiscal 1997. The growth in this segment was attributable to higher sales of the Company's CMP systems to the semiconductor industry. Sales of CMP systems generated $34.7 million, or 64.4% of net sales, more than double the $16.8 million, or 46.3% of net sales, reported a year earlier. The growth in net sales was also attributable to an increase in sales of slurries. Sales of slurries increased 36.3% to $7.9 million or 14.7% of net sales in the second quarter of fiscal 1998 from $5.8 million or 16.1% in the comparable period of fiscal 1997.

         Sales to the thin film memory disk media market accounted for $13.4 million, or 24.8% of net sales, compared with $13.4 million, or 36.9%, for the second quarter of fiscal 1997. Although overall sales to this market were flat with the prior year, equipment sales declined due to manufacturing over capacity and excess inventories of disk drives in the memory disk industry. The Company expects these problems to continue in that industry for the next several quarters.

         Net sales for the six months ended November 30, 1997 were $105.8 million, up 42.4% over net sales of $74.3 million for the same period in fiscal 1997. Equipment, parts and expendables accounted for 84.8% of net sales in the first six months of fiscal 1998 compared to 83.0% in the same period of fiscal 1997. CMP equipment accounted for the significant portion of this sales growth. In the first half of fiscal 1998, sales of CMP systems were $65.4 million, or 61.8% of net sales, almost double the $33.1 million or 44.5% of net sales, reported a year earlier. In addition, net sales have increased due to a 26.8% increase in sales of slurries from $12.7 million in the first six months of fiscal 1997 to $16.0 million in the same period of fiscal 1998. In the six months ended November 30, 1997, sales to the thin film memory disk media market of $28.9 million remained flat compared to $28.9 million in the same six months of the prior year. However, equipment sales to the thin film memory disk media market have declined during this period due to the reasons set forth above.

         Commissions from Affiliate. Commissions from affiliate decreased to $2.6 million during the second quarter of fiscal 1998 from $2.9 million in the corresponding period of fiscal 1997. The decline in commission revenue in the three months ended November 30, 1997 is due primarily to the continued slowdown in the thin film memory disk media market. Commissions from affiliate were $4.6 million for both the first six months of fiscal 1998 and the first six months of fiscal 1997.

         Gross Margin. Gross margin increased to $24.8 million or 43.8% of total revenue for the three months ended November 30, 1997 from $15.0 million or 38.4% of total revenue for the three months ended November 30, 1996. For the first six months of fiscal 1998, gross margin was $47.8 million or 43.3% of total revenue compared to $29.0 million or 36.7% of total revenue in fiscal 1997. The increase in gross margin and gross margin percentage for both the three and six months ended November 30, 1997 was due to the continued shift in the revenue mix to higher margin CMP systems.

         Research, Development and Engineering. Research, development and engineering expense was $7.9 million or 14.0% of total revenue in the second quarter of fiscal 1998 up from $4.1 million or 10.5% of total revenue in the second quarter of fiscal 1997. In the six months ended November 30, 1997, research, development, and engineering expense increased to $14.7 million or 13.3% of total revenue compared to $7.9 million or 10.0% of total revenue in the same period of fiscal year 1997. The increase in both the three month and six month periods ended November 30, 1997 is a result of the Company's significant investment in dry-in/dry-out and end-point detection capabilities for its CMP systems; improvements in CMP systems reliability and productivity; upgrading a key product in the memory disk polishing market; and various process technologies for the semiconductor device, thin film memory disk media and silicon wafer markets.

         Selling, General and Administrative. In the second quarter of fiscal 1998 selling, general and administrative expense was $8.7 million, or 15.4% of total revenue, compared with $6.7 million, or 17.1%, a year ago. Selling, general and administrative expense increased to $18.1 million or 16.4% of total revenue in the first six months of fiscal 1998 from $13.5 million or 17.1% of total revenue in the first six months of fiscal 1997. The dollar increase was due primarily to higher commissions paid to the Far East Joint Venture for sales of CMP systems manufactured in the United States which the Company sold into the Asian markets, and continued investments in the Company's sales, support and administrative infrastructure.

         Other Income (Expense). Other income increased to $1.5 million in the second quarter of fiscal 1998 from $21,000 of other expense in the comparable period of fiscal 1997. Other income increased to $2.3 million in the first six months of fiscal 1998 from $466,000 of other expense in the comparable period of fiscal 1997. Other income consisted almost entirely of interest income in the first two quarters of fiscal 1998.

         Equity in Net Earnings of Affiliates. The Company's equity in the net earnings of its joint ventures was $1.3 million for the second quarter, down from $2.3 million a year ago. For the first six months of fiscal 1998, equity in net earnings of affiliates decreased to $2.1 million from $4.5 million in the corresponding period in the prior year. This decrease in the three and six month periods is a result of decreased net earnings of the Far East Joint Venture. Net earnings of the Far East Joint Venture are down from the prior year due to competitive pricing pressures for the automated disk polishing systems, affecting gross profit margins, combined with higher costs of producing these systems. However, revenue of the Far East Joint Venture reported in yen, grew in the three and six month periods of fiscal 1998 from the same periods a year ago. The Far East Joint Venture has adopted an aggressive pricing strategy designed to gain market share for the automated disk polishing systems, in turn sacrificing gross margins and profit. Although the Far East Joint Venture expects this situation to continue to negatively impact the Far East Joint Venture's earnings for at least the near term, the Far East Joint Venture believes that this pricing strategy represents an important strategic investment.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended November 30, 1997, $11.7 million in cash was used in operating activities. Cash from operations was used to invest in working capital, primarily accounts receivable and inventories. This use of cash from operations was offset somewhat by cash generated from net earnings and increases in accounts payable and due to affiliates.

         On August 29, 1997, the Company entered a new unsecured credit facility with its U.S bank group which replaced the $22.5 million credit facility and a $14 million term loan commitment. The new credit agreement provides for a revolving loan facility in the amount of $60 million with a term of three years. At November 30, 1997, no amounts were outstanding on this loan facility.

         On October 15, 1997, the Company completed a public offering of common stock. The Company issued 2,327,000 shares of common stock and received net proceeds of $116.7 million.

         The Company currently anticipates capital expenditure spending of approximately $30.5 million for all of fiscal 1998. In addition, the Company has announced its intent to build a new 87,000 square foot Technology Center next to the corporate headquarters in Chandler, Arizona. The current projected cost of this new facility is estimated at $22.5 million with another $20.0 million for capital equipment. Through the six months ended November 30, 1997, the Company had made capital expenditures of $13.5 million primarily to purchase machinery and plant equipment, complete payments for the construction of the corporate headquarters in Chandler, Arizona and purchase furniture and computer equipment. The

Company believes that cash proceeds from the common stock offering described above and the revolving loan facilities will be sufficient to meet the Company's capital requirements during at least the next 12 months.

         Statement of Financial Accounting Standards ("SFAS") No. 128,
"Earnings per Share" is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company will adopt SFAS No. 128 for the financial statements beginning in the third quarter of fiscal 1998.

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

                          SPEEDFAM INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

           At the Company's Annual Meeting of Shareholders held on October 10, 1997, shareholders elected Messrs. James N. Farley, Makoto Kouzuma, Neil R. Bonke, Richard S. Hill, Thomas J. McCook, Dr. Stuart Meyer and Robert M. Miller to serve the Company as directors for a one-year term or until their respective successors have been elected. The results of the voting for each director were as follows:

                                                     For            Withheld
                                                     ---            --------
                                    Farley        10,463,188           88,421
                                    Kouzuma       10,463,151           88,458
                                    Bonke         10,463,188           88,421
                                    Hill          10,462,788           88,821
                                    McCook        10,463,188           88,421
                                    Meyer         10,463,188           88,421
                                    Miller        10,463,188           88,421

           Shareholders also approved a proposal to amend the Articles of Incorporation of SpeedFam International, Inc. to increase the number of authorized shares of Common Stock from 20,000,000 to 60,000,000. The results of the voting for the matter were as follows:

                     For                     Against                 Abstained                Broker Non-Vote
                     ---                     -------                 ---------                ---------------
                  7,823,096                 2,676,792                    3,482                      48,239

Item 6.    Exhibits and Reports on Form 8-K.

             (a)    Exhibits.

                      Exhibit -  3    Amendment to Articles of Incorporation

                      Exhibit - 11    Computation of Net Earnings Per Share

                      Exhibit - 27    Financial Data Schedule

             (b)    Reports on Form 8-K.

                      Form 8-K (Item 5) was filed September 17, 1997.

                          SPEEDFAM INTERNATIONAL, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SPEEDFAM INTERNATIONAL, INC.



                                      /s/  Roger K. Marach
                                   ---------------------------------------------
Date: January  13, 1998                    By Roger K. Marach
                                           Treasurer and Chief Financial Officer
                                           (As Chief Accounting Officer and Duly
                                           Authorized  Officer of SpeedFam
                                           International, Inc.)

                                  EXHIBIT INDEX

           EXHIBIT
           NUMBER                           DESCRIPTION
           ------                           -----------

              3                Amendment to Articles of Incorporation

             11                Computation of Net Earnings Per Share

             27                Financial Data Schedule