Form 10-Q
period 1998-02-28
SPEEDFAM INTERNATIONAL INC
filed 1998-04-10
CIK 949301

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended February 28, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the transition period from              to
                                   ------------    ------------

                         Commission File Number 0-26784

                          SPEEDFAM INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Illinois                                             36-2421613
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


305 North 54th Street, Chandler, Arizona                          85226
----------------------------------------                   ---------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 6, 1998).

                  Common Stock, no par value: 15,949,399 shares
================================================================================

                          SPEEDFAM INTERNATIONAL, INC.


                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I  FINANCIAL INFORMATION

         Item 1. Financial Statements

                    Condensed Consolidated Balance Sheets
                    February 28, 1998 and May 31, 1997..............................................  2

                    Condensed Consolidated Statements of Earnings
                    Three Months and Nine Months Ended February 28, 1998 and 1997...................  3

                    Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended February 28, 1998 and 1997....................................  4

                    Notes to Condensed Consolidated Financial Statements............................  5

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..........................................................  10

PART II OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K...................................................  19

SIGNATURE...........................................................................................  20

EXHIBIT INDEX

         Exhibit 10 Amendment No. 1, dated January 25, 1998, to Amended and
                    Restated Revolving Credit Agreement between the Registrant and Firstar Bank Milwaukee, N.A., the First National Bank of Chicago, Bank of America National Trust and Savings Association and Norwest Bank Arizona, N.A.

         Exhibit 27 Financial Data Schedule

PART I - FINANCIAL INFORMATION

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                 FEBRUARY 28,   MAY 31,
                                                                     1998        1997
                                                                 ------------   --------
                                ASSETS

Current assets:
   Cash and cash equivalents                                       $176,821     $ 76,895
   Trade accounts and notes receivable, net                          45,472       38,021
   Inventories                                                       43,317       35,849
   Other current assets                                               5,246        4,950
                                                                   --------     --------
     Total current assets                                           270,856      155,715
Investments in affiliates                                            24,058       23,956
Property, plant and equipment, net                                   39,411       24,582
Other assets                                                          2,832        2,247
                                                                   --------     --------
     Total assets                                                  $337,157     $206,500
                                                                   ========     ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings and current portion of long-term debt      $   274      $   250
   Accounts payable and due to affiliates                            19,260       25,747
   Customer deposits                                                  5,803        4,165
   Other current liabilities                                         17,253       18,731
                                                                   --------     --------
     Total current liabilities                                       42,590       48,893
                                                                   --------     --------
Long-term liabilities:
   Long-term debt                                                        45          272
   Deferred income taxes                                                802          802
                                                                   --------     --------
     Total long-term liabilities                                        847        1,074
                                                                   --------     --------
Stockholders' equity:
   Common stock, no par value, 60,000,000 shares authorized,
      15,933,031 and 13,323,547 shares issued and outstanding
        at February 28, 1998 and May 31, 1997, respectively               1            1
   Additional paid-in capital                                       225,761      105,522
   Retained earnings                                                 67,786       49,466
   Foreign currency translation adjustment                              172        1,544
                                                                   --------     --------
     Total stockholders' equity                                     293,720      156,533
                                                                   --------     --------
       Total liabilities and stockholders' equity                  $337,157     $206,500
                                                                   ========     ========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
            (dollars and shares in thousands, except per share data)




                                                              Three Months Ended     Nine Months Ended
                                                                 February 28,            February 28,
                                                              ------------------    ---------------------
                                                               1998       1997        1998         1997
                                                              -------    -------    --------    ---------
  Revenue:
     Net sales                                                $47,004    $40,918    $152,818    $ 115,202
     Commissions from affiliate                                 1,376      4,362       5,936        8,925
                                                              -------    -------    --------    ---------
       Total revenue                                           48,380     45,280     158,754      124,127
  Cost of sales                                                28,341     25,591      90,941       75,465
                                                              -------    -------    --------    ---------
       Gross margin                                            20,039     19,689      67,813       48,662
     Research, development and engineering                      7,669      4,884      22,372       12,779
     Selling, general and administrative                        8,726      9,003      26,814       22,483
                                                              -------    -------    --------    ---------
  Operating profit                                              3,644      5,802      18,627       13,400
   Other income (expense), net                                  1,581         64       3,851         (401)
                                                              -------    -------    --------    ---------
  Earnings from consolidated companies before income taxes      5,225      5,866      22,478       12,999
  Income tax expense                                            1,822      2,286       7,966        5,053
                                                              -------    -------    --------    ---------
  Earnings from consolidated companies                          3,403      3,580      14,512        7,946
  Equity in net earnings of affiliates                          1,740      1,329       3,808        5,784
                                                              -------    -------    --------    ---------
  Net earnings                                                $ 5,143    $ 4,909    $ 18,320    $  13,730
                                                              =======    =======    ========    =========
  Net earnings per share:
     Basic                                                    $  0.32    $  0.45    $   1.25    $    1.28
                                                              =======    =======    ========    =========
     Diluted                                                  $  0.31    $  0.42    $   1.19    $    1.20
                                                              =======    =======    ========    =========
   Weighted average number of shares:
     Basic                                                     15,861     10,957      14,641       10,694
                                                              =======    =======    ========    =========
     Diluted                                                   16,429     11,801      15,391       11,463
                                                              =======    =======    ========    =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                             (dollars in thousands)

                                                                                          NINE MONTHS ENDED
                                                                                            FEBRUARY 28,
                                                                                 ------------------------------------
                                                                                   1998         1997
                                                                                ---------     --------
  CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                               $  18,320     $ 13,730
     Adjustments to reconcile net earnings to net cash provided by (used in)
     operating activities:
         Equity in net earnings of affiliates                                      (3,808)      (5,784)
         Depreciation and amortization                                              2,948        1,494
         Other                                                                        267          550
         Changes in assets and liabilities:
           Increase in trade accounts and notes receivable                         (7,384)      (7,419)
           Increase in inventories                                                 (7,413)      (5,453)
           Increase in other current assets                                          (297)      (2,604)
           Increase (decrease) in accounts payable and due to affiliates           (5,010)       3,005
           Increase in customer deposits and other
               current liabilities                                                    143        2,539
                                                                                ---------     --------
     Net cash provided by (used in) operating activities                           (2,234)          58
                                                                                ---------     --------
  CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                         (17,833)     (10,185)
     Dividend from affiliate                                                          875          554
     Other investing activities                                                      (556)        (368)
                                                                                ---------     --------
     Net cash used in investing activities                                        (17,514)      (9,999)
                                                                                ---------     --------
  CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from issuance of common stock                                   116,704       77,778
     Proceeds from exercise of stock options                                        1,074          472
     Proceeds from sale of stock to employees                                       2,088          887
     Proceeds from long-term debt                                                      --          414
     Principal payments on long-term debt                                            (203)      (3,155)
                                                                                ---------     --------
     Net cash provided by financing activities                                    119,663       76,396
                                                                                ---------     --------
     Effects of foreign currency rate changes on cash                                  11           40
                                                                                ---------     --------
     Net  increase in cash and cash equivalents                                    99,926       66,495
     Cash and cash equivalents at beginning of year                                76,895       10,871
                                                                                ---------     --------
     Cash and cash equivalents at February 28, 1998 and 1997                    $ 176,821     $ 77,366
                                                                                =========     ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (dollars and shares in thousands, except per share amounts)



(1)     BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by management without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 1997, as filed with the Securities and Exchange Commission on August 26, 1997 as part of its Annual Report on Form 10-K. In the opinion of management the information furnished herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented. Results of operations for the three months and nine months ended February 28, 1998 are not necessarily indicative of results to be expected for the full fiscal year.

(2)     EARNINGS PER SHARE

        In the current period, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the effect of all potential common shares that are dilutive and outstanding during the reporting period. Earnings per share amounts for all periods presented have been restated to conform to SFAS No. 128.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (dollars and shares in thousands, except per share amounts)


         The following table sets forth the computation of basic and diluted earnings per share:


                                                             Three Months Ended    Nine Months Ended
                                                                February 28,          February 28,
                                                             ------------------    ------------------
                                                              1998       1997       1998       1997
                                                             -------    -------    -------    -------
        Numerator:
              Net earnings                                   $ 5,143    $ 4,909    $18,320    $13,730
                                                             =======    =======    =======    =======
         Denominator:
           Denominator for basic earnings per share -
             weighted-average shares outstanding              15,861     10,957     14,641     10,694

           Effect of dilutive securities:
             Employee stock options                              568        844        750        769
                                                             -------    -------    -------    -------
           Denominator for diluted earnings per share -
             adjusted weighted-average shares outstanding     16,429     11,801     15,391     11,463
                                                             =======    =======    =======    =======
         Basic earnings per share                            $  0.32    $  0.45    $  1.25    $  1.28
                                                             =======    =======    =======    =======
         Diluted earnings per share                          $  0.31    $  0.42    $  1.19    $  1.20
                                                             =======    =======    =======    =======

         Options to purchase 522 shares of common stock at an average price of $37.38 per share, were outstanding during the three months ended February 28, 1998, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(3)      INVENTORIES

         The components of inventory were:

                                   February 28,       May 31,
                                      1998             1997
                                   ------------       -------
               Raw materials         $21,453          $16,323
               Work-in-process        14,094           16,030
               Finished goods          7,770            3,496
                                     -------          -------
                                     $43,317          $35,849
                                     =======          =======

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (dollars and shares in thousands, except per share amounts)


(4)     INVESTMENTS IN AFFILIATES

        The Company owns a 50% interest in SpeedFam Co., Ltd. The Company's equity interest in SpeedFam Co., Ltd. was $20,545 and $20,363 at February 28, 1998 and at May 31, 1997, respectively, based on the balance sheet of SpeedFam Co., Ltd. at January 31, 1998 and April 30, 1997, respectively. The remaining equity interest included in investments in affiliates relates to the Company's 50% ownership interest in Fujimi Corporation. Condensed consolidated financial statements of SpeedFam Co., Ltd., which are consolidated on a fiscal year that ends April 30, are as follows:

                                 BALANCE SHEETS

                                                                JANUARY 31,     APRIL 30,
                                                                   1998           1997
                                                                -----------     --------
                                     ASSETS

             Total current assets                                $141,822       $115,671
             Investment in affiliates                                 783            780
             Property, plant and equipment, net                    36,771         30,327
             Deferred income taxes and other assets                 7,897          6,922
                                                                 --------       --------
                      Total assets                               $187,273       $153,700
                                                                 ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

             Total current liabilities                           $125,842       $ 96,034
             Long-term debt                                        13,498         10,786
             Other long-term liabilities                            6,843          6,154
             Stockholders' equity
                Common stock                                          664            664
                Retained earnings                                  40,154         37,049
                Foreign currency translation adjustment                97          2,817
                Unrealized gains on marketable securities             175            196
                                                                 --------       --------
                   Total liabilities and stockholders' equity    $187,273       $153,700
                                                                 ========       ========

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (dollars and shares in thousands, except per share amounts)

                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                         Three Months Ended       Nine Months Ended
                                            January 31,              January 31,
                                         ------------------    -----------------------
                                          1998       1997        1998          1997
                                         -------    -------    ---------     ---------
Net sales                                $55,098    $45,219    $ 168,893     $ 156,073
Costs and operating expenses              51,059     42,572      160,208       137,620
                                         -------    -------    ---------     ---------
Earnings before income taxes               4,039      2,647        8,685        18,453
Income taxes                               1,303        845        3,983         8,589
                                         -------    -------    ---------     ---------
Net earnings before minority interest      2,736      1,802        4,702         9,864
Minority interest                             95        132         (153)          634
                                         -------    -------    ---------     ---------
Net earnings                               2,641      1,670        4,855         9,230

Beginning retained earnings               37,513     33,596       37,049        26,943
Dividends                                     --         --       (1,750)         (907)
                                         -------    -------    ---------     ---------
Ending retained earnings                 $40,154    $35,266    $  40,154     $  35,266
                                         =======    =======    =========     =========

         The Company pays a commission to SpeedFam Co., Ltd. on sales of equipment produced by the Company in the U. S. and exported to Pacific Rim customers through SpeedFam Co., Ltd. As of February 28, 1998 the Company had accrued $4,300 of commission expense to SpeedFam Co., Ltd.

(5)      LONG-TERM DEBT

         On August 29, 1997, the Company executed a new unsecured credit facility with its U.S. bank group. The new credit agreement provides for a revolving loan facility in the amount of $60,000 with a term of three years. Should the loan be utilized, principal will be repaid at the end of the loan term. Interest will accrue and be paid monthly on the outstanding balance based on a 90 day LIBOR rate plus 25 to 100 basis points. The Company must meet certain financial objectives each year as defined in the credit agreement. At February 28, 1998, no amounts were outstanding on this loan facility.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (dollars and shares in thousands, except per share amounts)


(6)      OFFERING OF COMMON STOCK

         On October 15, 1997, the Company completed a public offering of common stock. The Company issued 2,327 shares of common stock and received proceeds of $116,704 net of underwriters' discounts and commissions and offering expenses.

(7)      DERIVATIVE FINANCIAL INSTRUMENTS

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEGMENTS

         The Company's total revenue consists of net sales in two segments: (i) equipment, parts and expendables, and (ii) slurries, as well as commissions earned on the distribution in the U.S. and Europe of products produced by SpeedFam Co., Ltd. (the "Far East Joint Venture").

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenue:

                                                 Three Months Ended    Nine Months Ended
                                                    February 28,          February 28,
                                                 ------------------    -----------------
                                                  1998       1997       1998       1997
                                                 ------     ------     ------     ------
Revenue:
   Net sales                                       97.2%      90.4%      96.3%      92.8%
   Commissions from affiliate                       2.8        9.6        3.7        7.2
                                                 ------     ------     ------     ------
     Total revenue                                100.0      100.0      100.0      100.0
Cost of sales                                      58.6       56.5       57.3       60.8
                                                 ------     ------     ------     ------
   Gross margin                                    41.4       43.5       42.7       39.2
   Research, development and engineering           15.9       10.8       14.1       10.3
   Selling, general and administrative             18.0       19.9       16.9       18.1
                                                 ------     ------     ------     ------
Operating profit                                    7.5       12.8       11.7       10.8
Other income (expense), net                         3.3        0.2        2.4       (0.3)
                                                 ------     ------     ------     ------
Earnings from consolidated companies before        10.8       13.0       14.1       10.5
   income taxes
Income tax expense                                  3.8        5.1        5.0        4.1
                                                 ------     ------     ------     ------
Earnings from consolidated companies                7.0        7.9        9.1        6.4
Equity in net earnings of affiliates                3.6        2.9        2.4        4.7
                                                 ------     ------     ------     ------
Net earnings                                       10.6%      10.8%      11.5%      11.1%
                                                 ======     ======     ======     ======

         Net Sales. The Company's net sales for the three months ended February 28, 1998 were $47.0 million, an increase of 14.9% over net sales of $40.9 million for the corresponding period in the prior year. Sales of equipment, parts and expendables increased to $40.9 million or 87.0% of net sales in the third quarter of fiscal 1998, up from $35.3 million or 86.2% of net sales in the same period of fiscal 1997. The growth in this segment was attributable to higher sales of the Company's CMP systems to the semiconductor industry. Sales of CMP systems generated $28.0 million, or 59.5% of net sales, up from the $22.5 million, or 55.0% of net sales, reported a year earlier. During the quarter, the Company added two new semiconductor device manufacturers to its list of global customers. However, the Company believes that there has been a slowdown in overall sales of semiconductor equipment, including CMP systems, to the semiconductor device market worldwide. In addition, the semiconductor device market has been affected by the conditions surrounding the economic health of Asian countries, particularly Korea and Japan. The Company believes that these market and economic uncertainties will more than likely have an adverse effect on sales of CMP systems in the near term.

         The growth in net sales in the three months ended February 28, 1998 was also attributable to an increase in sales of slurries. Sales of slurries increased to $6.1 million or 13.0% of net sales in the third quarter of fiscal 1998 from $5.7 million or 13.8% in the comparable period of fiscal 1997.

         Sales to the thin film memory disk market in the third quarter of fiscal 1998 accounted for $12.7 million, or 27.0% of net sales, compared with $14.3 million, or 34.9%, for the third quarter of fiscal 1997. Sales declined in this quarter from the prior year due to continuing manufacturing over-capacity in the thin film memory disk industry which in turn has reduced capital spending. The Company expects these problems to continue in that industry for the next several quarters.

         Net sales for the nine months ended February 28, 1998 were $152.8 million, up 32.7% over net sales of $115.2 million for the same period in fiscal 1997. Equipment, parts and expendables accounted for $130.6 million or 85.5% of net sales in the first nine months of fiscal 1998 compared to $96.9 million or 84.1% in the same period of fiscal 1997. CMP equipment accounted for the significant portion of this sales growth. In the first nine months of fiscal 1998, sales of CMP systems were $93.4 million, or 61.1% of net sales, compared to $55.6 million or 48.2% of net sales, reported a year earlier. In addition, net sales have increased due to an increase in sales of slurries to $22.2 million or 14.5% of net sales in the first nine months of fiscal 1998 from $18.3 million or 15.9% of net sales in the same period of fiscal 1997. In the nine months ended February 28, 1998, sales to the thin film memory disk market (which includes equipment, parts, expendables and slurries) were $42.5 million compared to $43.2 million in the same nine months of the prior year. The reason for this decline is due to a radical fall off in equipment sales to that industry over the past nine months due to the reasons set forth above.

         Commissions from Affiliate. Commissions from affiliate decreased to $1.4 million during the third quarter of fiscal 1998 from $4.4 million in the corresponding period of fiscal 1997. Commissions from affiliate were $5.9 million for the first nine months of fiscal 1998 down from $8.9 million for the first nine months of fiscal 1997. The decline in commission revenue in the three and nine months ended February 28, 1998 is due not only to the continued slowdown in the thin film memory disk market, but also to a weakening in orders of capital equipment from the silicon wafer market. The Company believes that the slowdown in the silicon wafer market will continue to affect commissions from affiliate through at least the end of calendar year 1998.

         Gross Margin. Gross margin increased to $20.0 million or 41.4% of total revenue for the three months ended February 28, 1998 from $19.7 million or 43.5% of total revenue for the three months ended February 28, 1997. The gross margin percentage was down year over year due primarily to lower commission revenue. For the first nine months of fiscal 1998, gross margin was $67.8 million or 42.7% of total revenue compared to $48.7 million or 39.2% of total revenue in fiscal 1997. The increase in gross margin and gross margin percentage for the nine months ended February 28, 1998 was due primarily to the continued shift in the revenue mix to higher margin CMP systems.

         Research, Development and Engineering. Research, development and engineering expense was $7.7 million or 15.9% of total revenue in the third quarter of fiscal 1998 up from $4.9 million or 10.8% of total revenue in the third quarter of fiscal 1997. For the nine months ended February 28, 1998, research, development and engineering expense increased to $22.4 million or 14.1% of total revenue compared to $12.8 million or 10.3% of total revenue in the same period of fiscal year 1997. The increase in both the three month and nine month periods ended February 28, 1998 is a result of the Company's significant investment in dry-in/dry-out, end-point detection and 300mm planarization capabilities for its CMP systems; improvements in CMP systems' reliability and productivity; and various process technologies for the semiconductor device, thin film memory disk and silicon wafer markets.

         Selling, General and Administrative. In the third quarter of fiscal 1998 selling, general and administrative expense was $8.7 million, or 18.0% of total revenue, compared with $9.0 million, or 19.9%, last year. Selling, general and administrative expense increased to $26.8 million or 16.9% of total revenue in the first nine months of fiscal 1998 from $22.5 million or 18.1% of total revenue for the same period a year ago. The dollar increase in the nine month period of fiscal 1998 as compared to the prior year was due primarily to higher commissions paid to the Far East Joint Venture for sales of CMP systems manufactured in the United States and sold into the Asian markets, and continued investments in the Company's sales, support and administrative infrastructure.

         Other Income (Expense). Other income increased to $1.6 million in the third quarter of fiscal 1998 from $64,000 in the comparable period of fiscal 1997. Other income increased to $3.9 million in the first nine months of fiscal 1998 from $401,000 of other expense in the comparable period of fiscal 1997. Other income consisted almost entirely of interest income in the first three quarters of fiscal 1998.

         Equity in Net Earnings of Affiliates. The Company's equity in the net earnings of its joint ventures was $1.7 million for the third quarter, up from $1.3 million a year ago. This increase in the three month period is primarily a result of increased earnings of the Far East Joint Venture. Earnings from the Far East Joint Venture improved in the third quarter of fiscal 1998 over the prior year period due to increased sales of equipment, parts and expendables, and continued tightening of cost controls throughout the entire organization. For the first nine months of fiscal 1998, equity in net earnings of affiliates decreased to $3.8 million from $5.8 million in the corresponding period in the prior year. Revenue of the Far East Joint Venture grew in the first nine months of the fiscal 1998 from the same period a year ago. However, for the first nine months of fiscal 1998, net earnings of the Far East Joint Venture were down from the prior year due to competitive pricing pressures for the automated disk polishing systems affecting gross profit margins, combined with higher costs of producing these systems. The Far East Joint Venture has adopted an aggressive pricing strategy designed to gain market share for the automated disk polishing systems. Accordingly, such strategy sacrifices gross margins and profit. Although the Far East Joint Venture's management expects this situation to continue to impact that company's earnings for at least the near term, they believe this pricing strategy represents an important strategic investment for the future. In addition, the Company believes that the earnings of the Far East Joint Venture may be adversely affected in the near term by both the slow down in demand for equipment sold into the thin film memory disk and silicon wafer markets, as well as the current financial difficulties facing several Asian economies.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended February 28, 1998, $2.2 million in cash was used in operating activities. Cash from operations was used to invest in working capital, primarily accounts receivable and inventories and to reduce accounts payable and amounts due to affiliates. This use of cash from operations was offset by cash generated from net earnings.

         In fiscal 1998, the Company executed a new unsecured credit facility with its U.S. bank group which provides for a revolving loan facility in the amount of $60 million with a term of three years. At February 28, 1998, no amounts were outstanding on this loan facility.

         On October 15, 1997, the Company completed a public offering of common stock. The Company issued 2,327,000 shares of common stock and received net proceeds of $116.7 million.

         The Company is constructing a new 87,000 square foot Technology Center next to the corporate headquarters in Chandler, Arizona. The current projected cost of this new facility is estimated at $22.5 million with another $20.0 million for capital equipment.

         On March 12, 1998 the Company purchased approximately 30 acres of undeveloped land near the Company's headquarters in Chandler, Arizona for approximately $5.9 million. The Company has no immediate plans to build on the site, but has acquired the property in anticipation of future growth.

         The Company currently anticipates capital expenditure spending of approximately $27.4 million for fiscal 1998. Through the nine months ended February 28, 1998, the Company had made capital expenditures of $17.8 million primarily to purchase machinery and plant equipment, complete payments for the construction of the corporate headquarters in Chandler, Arizona and purchase furniture and computer equipment. The Company believes that cash proceeds from the common stock offering described above and the revolving loan facilities will be sufficient to meet the Company's capital requirements during at least the next 12 months.

         SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is evaluating the Statement's provisions to conclude how it will present comprehensive income in its financial statements. The Company will adopt SFAS No. 130 effective June 1, 1998.

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

YEAR 2000

         The Company is addressing the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way. The Company is aware of and is addressing the potential computing difficulties that may be triggered by the Year 2000.

         The Company has commenced a Year 2000 date review and conversion project to address all the necessary changes, testing and implementation issues. The project encompasses three major areas of review: internal systems (hardware and software), supplier compliance and Company products. The Company has identified the changes required to its computer programs and hardware. The necessary modifications to the Company's centralized financial, manufacturing and operational information systems are expected to be completed by the end of calendar year 1998. To date, the Company's suppliers have been sent letters requesting information regarding their own Year 2000 plan, as well as requesting confirmation that the components supplied by these vendors are Year 2000 compliant. Equipment and systems manufactured and supplied by the Company have been evaluated and determined to be free of any material problems that could be caused by the Year 2000 issue. To date, the Company believes that Year 2000 problems related to its own internal systems and equipment and systems it sells will not have a material effect on the Company's business, financial condition and results of operations. However, there can be no assurance that the systems of other companies upon which the Company's systems and business rely will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company's business, financial conditions or results of operations.

         Certain statements and information in this Form 10-Q constitute "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may affect the Company's business and may therefore affect actual results include, among others, the cyclical nature of the Company's business and the industries which it serves, the Company's dependence on new product development and the effects of rapid technological change in the semiconductor and disk media industries, including the effects of significant competition in these industries, the normal fluctuations in the Company's quarterly operating results, including the effects of the Far East Joint Venture's results of operations. This is only a summary of some of the important factors that could cause actual results to vary. For a more complete description of these and other factors, refer to "Certain Factors Affecting the Company's Business" elsewhere herein and in the Company's Form 10-K filed with the Securities and Exchange Commission. The Company undertakes no obligation to update the information, including the forward-looking statements, in the Form 10-Q.

                CERTAIN FACTORS AFFECTING THE COMPANY'S BUSINESS

     Discussed below are certain factors which may affect the Company's business. This discussion is not exclusive of other factors that may also affect the Company's business and should be read in conjunction with the other information contained in this Form 10-Q including, without limitation, information provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON CMP SYSTEMS

         The Company believes that its future growth, if any, depends in large part upon its ability to grow revenues attributable to its CMP systems and its technology. Revenue growth attributable to the Company's CMP system depends upon numerous factors, including cost of ownership, throughput, process flexibility, performance and reliability and availability of customer support. The Company intends to periodically develop and introduce enhanced versions of its CMP system. Failure to continually enhance the Company's CMP system may impact its ability to grow revenues attributable to its CMP system. There can be no assurance that the Company will be successful in growing revenue attributable to its current CMP systems, or any future enhanced version of the system. The failure of the Company to accomplish these objectives would have a material adverse effect on the Company.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE

     The Company believes that its future success will depend, in part, on its ability to enhance existing products and processes and develop and manufacture new products and processes. The markets in which the Company and its customers compete are characterized by evolving industry standards and frequent improvements in products and services. To compete effectively in such markets, the Company must continually improve its products and its process technologies and develop new technologies and products that compete effectively on the basis of price and performance. The Company expects to continue to make significant investments in research, development and engineering even if such investments negatively impact operating profits in a reporting period. There can be no assurance that the Company will be able to improve its existing products and its process technologies or develop new products and technologies. The Company intends to develop and introduce enhanced versions of its CMP system. There can be no assurance that the Company's development of new or enhanced products will be cost-effective or introduced in a timely manner or accepted in the marketplace. Failure by the Company to develop or introduce new products and product enhancements in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

     Due to the complexity of the Company's products, significant delays can occur between a system's introduction and the commencement of commercial shipments. The Company has from time to time experienced delays in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements, and may experience such delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle. If new products experience reliability or quality problems, the Company could encounter a number of problems, including reduced orders, higher manufacturing costs, delays in collection of accounts receivable and additional service and warranty expenses, all of which events could materially adversely affect the Company's business and results of operations. In addition, in the event the Company does not manage product transitions successfully sales of existing Company products could be adversely affected.

CYCLICAL NATURE OF THE COMPANY'S BUSINESS

         The Company's business depends substantially on the capital expenditures of thin film memory disk and semiconductor manufacturers, which, in turn, depend upon the current and anticipated market demand for memory disks and semiconductor devices. Sales of capital equipment to these manufacturers are expected to continue to represent a significant portion of the Company's total revenue. These industries are highly cyclical and have historically experienced periodic downturns characterized by oversupply and weak demand, which often have a material adverse effect on the acquisition of capital equipment and other products used in the manufacturing process, including products offered by the Company. These downturns generally have materially adversely affected the business and operating results of capital equipment suppliers, including the Company. The semiconductor and thin film memory disk industries are currently experiencing downturns which have led many semiconductor and memory disk manufacturers to delay or cancel capital expenditures. The Company's business and results of operations will be materially adversely affected by continued downturns in the semiconductor market and the thin film memory disk market.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         The Company's quarterly operating results have historically and may in the future vary significantly due to a number of factors. Factors that may influence the Company's operating results in a given quarter include: (i) customer demand, such as economic conditions in the memory disk and semiconductor industries, market acceptance of products of both the Company and its customers, changes in product mix, and the timing, cancellation or delay of customer orders and shipments; (ii) competition, such as competitive pressures on prices of the Company's products and the introduction or announcement of new products by competitors; (iii) manufacturing and operations, such as fluctuations in availability and cost of raw materials and production capacity;
(iv) fluctuations in foreign currency exchange rates; (v) new product development, such as increased research, development and engineering, as well as marketing expenses associated with new product introductions, including the effect of transitioning to new or enhanced products, and the Company's ability to introduce new products and technologies on a timely basis; (vi) sales and marketing, such as concentrations of customers, and discounts that may be granted to certain customers; and (vii) the quarterly operating results of the Company's joint ventures, which the Company accounts for on the equity method; as well as other factors, such as levels of expenses relative to revenue levels, personnel changes and generally prevailing economic conditions.

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

SOLE OR LIMITED SOURCES OF SUPPLY

         The Company relies to a substantial extent on outside suppliers to manufacture many of the components and subassemblies used in the Company's capital equipment, some of which are obtained from a single supplier or a limited group of suppliers. The Company's reliance on outside suppliers generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components. In the past, the Company has experienced delays in receiving materials from suppliers, sometimes resulting in delays in the delivery of products by the Company. Such delays, or other significant supplier or supply quality issues may occur in the future, which could result in a material adverse effect on the Company. Because the manufacture of certain of these components and subassemblies is specialized and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not recur. Any inability to obtain adequate deliveries, or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally, could delay shipment of the Company's products, increase its cost of goods sold and have material adverse effect on the Company's business and results of operations.

INTERNATIONAL BUSINESS

         In fiscal 1996, 1997 and the nine months ended February 28, 1998, 21.7%, 31.2% and 30.2%, respectively, of the Company's total revenue was attributable to sales outside the United States, primarily in Europe and Asia. In addition, under certain circumstances, products sold to U.S. customers are shipped to those customers' overseas facilities. The Company expects that international sales will continue to represent a significant portion of its total revenue. Sales to customers outside the United States are subject to numerous risks, including exposure to currency fluctuations, the imposition of government controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes typically associated with foreign sales, the greater difficulty of administering business overseas and general economic conditions. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent, as do the laws of the United States. Moreover, slurries marketed and distributed by both the Company and Fujimi Corporation are purchased from Fujimi Incorporated, a Japanese company. The Company also purchases in Japanese yen certain equipment from the Far East Joint Venture that the Company then sells in the U.S. and Europe. Fluctuations in exchange rates have in the past resulted, and may in the future result, in increases in the cost to the Company of such products. Also, because the value of the net assets of the Company's foreign subsidiaries and its equity interest in the Far East Joint Venture fluctuate based upon exchange rates and because the Company does not hedge the value of such net assets, fluctuations in exchange rates may have an adverse effect on the Company's shareholders' equity.

         The Company anticipates that the recent turmoil in Asian financial markets and the recent deterioration of the underlying economic conditions in certain Asian countries may have an impact on its sales, and the sales of its joint ventures, to customers located in or whose end-user customers are located in those countries. Also, revenue may be impacted as a result of currency fluctuations on the relative price of the Company's products, or the products of its joint ventures, and restrictions on government spending. In addition, customers in those countries may face reduced access to working capital to fund purchases of the Company's products, or the products of its joint ventures, due to higher interest rates, reduced bank lending or the deterioration in the customer's or its bank's financial condition or the inability to access other financing.

                          SPEEDFAM INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

             (a)    Exhibits.

                      Exhibit - 10  Amendment No. 1, dated January 25, 1998, to
                                    Amended and Restated Revolving Credit
                                    Agreement between the Registrant and Firstar
                                    Bank Milwaukee, N.A., the First National
                                    Bank of Chicago, Bank of America National
                                    Trust and Savings Association and Norwest
                                    Bank Arizona, N.A.

                      Exhibit - 27  Financial Data Schedule

             (b) Reports on Form 8-K.

                      No reports on Form 8-K were filed during the quarter ended February 28, 1998.

                          SPEEDFAM INTERNATIONAL, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SPEEDFAM INTERNATIONAL, INC.



                                       /s/ Roger K. Marach
                                   ---------------------------------------------
Date:    April 8, 1998                     By Roger K. Marach
                                           Treasurer and Chief Financial Officer
                                           (As Chief Accounting Officer and Duly
                                           Authorized Officer of SpeedFam
                                           International, Inc.)

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER                      DESCRIPTION
       ------                      -----------

         10 Amendment No. 1, dated January 25, 1998, to Amended and Restated Revolving Credit Agreement between the Registrant and Firstar Bank Milwaukee, N.A., the First National Bank of Chicago, Bank of America National Trust and Savings Association and Norwest Bank Arizona, N.A.

         27       Financial Data Schedule