Form 10-K
period 1998-05-31
SPEEDFAM INTERNATIONAL INC
filed 1998-08-28
CIK 949301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1998
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $204,565,619 as of August 21, 1998.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: 16,118,206 as of August 21, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III, Proxy Statement relating to 1998 Annual Meeting of Shareholders (except for the Report of the Compensation Committee of the Board of Directors and the Performance Graph).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO.                             CAPTION                                   PAGE
--------                             -------                                   ----
                                         PART I
    1.     Business....................................................          3
    2.     Properties..................................................         15
    3.     Legal Proceedings...........................................         15
    4.     Submission of Matters to a Vote of Security Holders.........         16
                                        PART II
    5.     Market for Common Equity and Related Shareholder Matters....         16
    6.     Selected Financial Data.....................................         16
    7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................         17
    7A.    Quantitative and Qualitative Disclosures about Market
             Risk......................................................         27
    8.     Financial Statements and Supplementary Data.................         28
    9.     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................         66
                                        PART III
   10.     Directors and Executive Officers of the Company.............         66
   11.     Executive Compensation......................................         66
   12.     Security Ownership of Certain Beneficial Owners and
             Management................................................         66
   13.     Certain Relationships and Related Transactions..............         66
                                        PART IV
   14.     Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................         66
           Signatures..................................................         67
           List of Exhibits............................................    Exhibit Index

ITEM 1.  BUSINESS

     SpeedFam International, Inc. (the "Company") was incorporated in Illinois in 1959 as SpeedLap Corporation. SpeedFam International, Inc. is a holding company operating through three wholly owned subsidiaries, and also owns interests in two joint ventures. The Company operates through SpeedFam Corporation in the U.S. ("SpeedFam U.S.") and SpeedFam Limited ("SpeedFam U.K.") and SpeedFam GmbH ("SpeedFam Germany") in Europe. SpeedFam International, Inc. owns 50% of each of two joint ventures, SpeedFam Co., Ltd. (together with its subsidiaries and joint ventures, the "Far East Joint Venture") and Fujimi Corporation (the "Fujimi Joint Venture"). The Far East Joint Venture primarily produces and sells products in the Far East similar to those produced by the Company, and the Fujimi Joint Venture sells slurries and pads primarily in North America.

     Unless the context otherwise requires, the "Company" and "SpeedFam" refer only to SpeedFam International, Inc., an Illinois corporation, and its wholly owned subsidiaries. The Company's principal executive offices are located at 305 North 54th Street, Chandler, Arizona 85226 and its telephone number is (602) 705-2100.

     The Company designs, develops, manufactures, markets and services chemical mechanical planarization, or "CMP," systems used in the fabrication of semiconductor devices as well as other high throughput precision surface processing systems used in the fabrication of thin film memory disk media, semiconductor wafers and general industrial components. In addition, the Company markets and distributes slurries and parts and expendables used in its customers' manufacturing processes. The Company's processing systems include polishing, grinding, lapping, and pre-deposition cleaning equipment.

JOINT VENTURES

     Since 1971, the Company has owned a 50% interest in the Far East Joint Venture. The remaining 50% is owned by Obara Corporation, a publicly-traded Japanese company that supplies products to the automotive industry. Generally, the Far East Joint Venture designs, produces and markets in the Far East equipment similar to that produced by the Company in the U.S. In 1971, the Company decided that the most effective method to penetrate the Japanese market was with a Japanese partner. See "Joint Venture Arrangements -- Far East Joint Venture." In 1984, the Company established the Fujimi Joint Venture with Fujimi Incorporated, a publicly-traded Japanese manufacturer of slurries. The Fujimi Joint Venture sells slurries manufactured by Fujimi Incorporated, a dominant supplier and distributor of slurries in the Far East region, primarily to silicon wafer, thin film memory disk and general industrial manufacturers in North and South America. See "-- Manufacturing and Suppliers" and "Joint Venture Arrangements -- Fujimi Joint Venture."

PRODUCTS

     SpeedFam's products include polishing, grinding and lapping equipment and systems; cleaning systems; other high precision surface processing equipment; and certain other products used in its customers' manufacturing process, including slurries. During fiscal years 1998, 1997 and 1996, 84.5%, 84.8% and 78.5%, respectively, of the Company's total revenue (including commissions) was attributable to the sale of capital equipment, parts and expendables and 15.5%, 15.2% and 21.5%, respectively, of the Company's total revenue was attributable to sales of slurries.

     Applications. Polishing is a process used to change the characteristics of the surface of a semiconductor wafer or thin film memory disk. Polishing is a complex science, often involving multiple steps, each at a specified set of process parameters such as polishing speed, pressure, time, and temperature, as well as slurry pH and particle size, hardness and shape. Polishing improves the flatness (planarity), smoothness and optical properties of a surface. One typical flat polishing system consists of a moving platen that is covered with a polishing pad, in combination with a polishing liquid (or slurry) containing abrasive particles that impinge on the surface, thereby creating the desired surface qualities. This liquid slurry can be chemically active such that the surface of the component being polished is chemically modified, thus accelerating and improving the polishing process. The combination of chemical action from the acidic or alkaline slurry and mechanical action from the abrasive slurry is used to process silicon wafers, thin film memory disk media and advanced semiconductor devices.

     Processes similar to polishing include lapping (a process where no polishing pad is used and the workpiece is pressed into the slurry which is applied to a cast-iron lapping wheel) and free abrasive machining ("FAM," a process similar to lapping except that instead of a cast iron wheel, a high alloy hardened steel wheel is used). Lapping and free abrasive machining result in higher removal rates than polishing but produce rougher surface finishes. Grinding is a conventional machining process in which abrasive particles are contained within a fixed medium (grinding stone), rather than a liquid. Grinding results in much higher removal rates than lapping but produces a coarser surface finish. Dimensional tolerance, surface finish, quantity of material to be removed along with production rates required and cost of operation are the primary variables considered in the determination of the best process for a specific application. Polishing and other surface treatment processes are typically followed by a cleaning process. Semiconductor and thin film memory disk cleaning systems offered by SpeedFam incorporate one or more of the following features: ultrasonics, PVA (polyvinyl alcohol) brush scrubbing, rinsing and drying in a Class 1 cleanroom-compatible system.

EQUIPMENT

     Semiconductor Chemical Mechanical Planarization (CMP). The Company's Auriga system is a five head, two polishing table CMP system capable of processing 65-90 wafers per hour based on a two-minute polishing cycle. The Auriga system, which began shipping commercially in November 1996, incorporates certain modifications from the Company's original system for chemical mechanical planarization of semiconductor devices, the CMP-V which first shipped in 1994. These modifications include changes to the control and automation system in order to decrease the time interval between processes, thereby increasing the number of wafers processed. The Company's CMP process is currently characterized and in production for oxide and metal (tungsten) applications. The system incorporates full cassette-to-cassette automation. Robotics remove the wafers from the cassette and place them into the buffer tray. The wafers are then staged for batch pickup by the polishing heads. Once secured by the polishing heads, the wafers are moved onto the primary polishing pad and the process is initiated. The polishing table, covered with a flat polishing pad, rotates at a variable speed throughout the polishing cycle. Upon completion of the initial polish, the wafers are transported either to a rinsing station or to a second polishing table for an additional polishing or buffing step. The wafers are then rinsed and placed into the output buffer tray, scrubbed on both sides with a wet PVA brush and placed wet into the output cassettes. The system is self-enclosed, and has its own air filtration and air flow management system. The Auriga offers compatibility with all commonly used slurry chemistries.

     In fiscal year 1998, the Company introduced the Auriga-C, which integrates cleaning and drying technology into the Company's CMP system thereby providing a complete dry-in/dry-out system. The design of the Auriga-C is based upon the replacement of the automation module on the Auriga with a new automation module which incorporates the cleaning technology. The Auriga-C, the Auriga and the CMP-V are produced solely by the Company.

     Thin Film Memory Disk Media. The Company sells polishing machines, pre-deposition cleaning machines and grinding machines for producing aluminum, nickel-plated and alternative substrates for the thin film memory disk media market.

     The DSM line of manual and automated machines are used in the manufacture of thin film memory disk media for grinding and polishing. The DSM line of machines simultaneously processes both sides of a disk substrate and is available in various sizes. The automated machines in the DSM line are currently manufactured solely by the Far East Joint Venture.

     The MD line of cleaning systems are used to clean the substrate at various stages of the manufacturing process, including the critical cleaning immediately prior to the deposition of the magnetic layers. Disk cleaning systems distributed by the Company are currently produced solely by the Far East Joint Venture.

     Semiconductor Wafers. The Company supplies chemical mechanical polishing, double-sided lapping and edge polishing systems to the semiconductor substrates market.

     The Company's DSM line of double-sided lapping systems is available in various sizes and is used to create the initial flatness and thickness of the silicon wafer after it is sliced from an ingot. The lapping process removes saw marks remaining after slicing and provides a surface finish suitable for subsequent polishing processes. DSM double sided polishers for silicon wafer polishing are also available.

     The SPAW line utilizes a chemical mechanical polishing process to remove the shallow damage layer remaining from previous process steps and to attain the specified flatness and surface finish. A 50-inch model is manufactured by the Company in the U.S. and a 59-inch model suitable for automated processing is manufactured by the Far East Joint Venture.

     The edge polishing technology was developed and introduced for the purpose of making the wafer's edge easier to clean, thereby increasing semiconductor device manufacturing yields. The Far East Joint Venture produces the EP line of edge polishing systems that is marketed and distributed by the Company.

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

PARTS AND EXPENDABLES

     The Company markets a broad line of parts and expendables. These products include general spare parts, bearings, grinding stones, lapping plates, workpiece carriers, seals, retaining rings, workholders and polishing pads. These products are typically obtained from outside vendors and are generally manufactured to the Company's specifications. The Company maintains spare parts inventories at 8 U.S. locations, 4 European locations, and 2 locations in the Far East. The Company believes that its ability to quickly supply parts and expendables is an important factor in its ability to provide customers with a total solution.

SLURRIES

     The Company offers a broad line of slurry and slurry components (including vehicles and abrasives) used in surface preparation processes as part of a total process solution. Polishing slurry consists of abrasive particles contained in a liquid vehicle that may contain a suspension agent and may be chemically active. The slurries marketed by the Company are used by manufacturers of thin film memory disk media, semiconductor wafers and other products as part of their polishing processes. Substantially all of the slurries sold by the Company are manufactured by Fujimi Incorporated.

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

CUSTOMERS

     The Company sells its products to leading manufacturers of semiconductor devices, thin film memory disks, semiconductor wafers and for various general industrial applications. Certain of the Company's top customers in fiscal 1998, 1997 and 1996 in the semiconductor device, thin film memory disk media, semiconductor wafer and general industrial application markets are listed below:

          SEMICONDUCTOR DEVICE: AMD; Hewlett-Packard; Lucent; National Semiconductor; Promos Technology; Rockwell; Samsung; Siemens; White Oak Semiconductor.

          THIN FILM MEMORY DISK MEDIA: HMT; Hyundai; IBM; Komag; Max Media; Seagate.

          SEMICONDUCTOR WAFER: MEMC; Mitsubishi Silicon America; S.E.H.; Sumitomo Sitix; Wacker Siltronic.

          GENERAL INDUSTRIAL APPLICATIONS: Caterpillar; Eaton; Hayward Quartz; Heraeus Amersil; IBM; Manufacturing Technology; Motorola; Vickers.

     One customer, Komag, accounted for 10.3% and 17.8% of the Company's total revenue in fiscal years 1997 and 1996, respectively. AMD accounted for 12.8% of the Company's total revenue for 1997. No customer accounted for 10.0% or more of the Company's total revenue in fiscal year 1998. The Company's ten largest customers accounted for 56.1%, 59.8% and 64.4% of the Company's total revenue in fiscal years 1998, 1997 and 1996, respectively.

SALES AND MARKETING

     The Company markets and sells its products in North America through a combination of direct sales personnel and distributors. The Company sells directly to all the industries it serves and in addition uses a network of 13 regional distributors for its general industrial product lines. In its European operations, the Company uses direct sales personnel and a small number of distributors. The Company markets and sells its products in the Far East through the sales and marketing arm of the Far East Joint Venture.

     The Company's sales strategy emphasizes direct interaction with customers, particularly in the semiconductor and memory disk industries, where ongoing customer support and service are critical. The Company's direct sales force is divided into focused units for each of the semiconductor device, thin film memory disk media, semiconductor wafer and general industrial products industries.

     At May 31, 1998, the U.S. direct sales organization had a total of 23 sales personnel. The Company's main sales offices are in Chandler, Arizona, Austin, Texas and Elk Grove Village, Illinois. The Company also had an aggregate of nine direct sales personnel in the SpeedFam U.K. and SpeedFam Germany offices. To enhance its sales capabilities, the Company maintains process development and demonstration laboratories in the U.S. and Europe. Sales and marketing activities in the Far East are conducted by the Far East Joint Venture. See "Joint Venture Arrangements -- Far East Joint Venture."

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

CUSTOMER SERVICE AND SUPPORT

     The Company believes that providing highly responsive service is an essential factor in providing a total solution to its customers. In order to provide customers with experienced service and support personnel, the Company has structured its service operations into distinct service units responsible for each of the semiconductor device, thin film memory disk media, semiconductor wafer and general industrial products industries. Elements of the Company's customer service and support program include system installation and process certification, process support, machine repair, providing spare parts inventories, internal training programs, external customer training, documentation and formation of customer user groups. At May 31, 1998, the Company had 197 service employees in the U.S. and Europe. For large users of the Company's systems, the Company often creates a customized service arrangement designed to meet the specific requirements of the customer.

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

BACKLOG

     Backlog of orders for capital equipment, parts, expendables and slurries decreased to approximately $29.6 million at July 31, 1998, from approximately $66.3 million at July 31, 1997. Approximately $17.1 million, or 57.6% of the total backlog at July 31, 1998, was comprised of orders for capital equipment. The Company's backlog does not include orders for capital equipment or other products manufactured by the Far East Joint Venture and distributed by the Company in the U.S. and Europe for which the Company receives commissions. The Company includes in its backlog only those customer orders for which it has accepted signed purchase orders with assigned delivery dates within 12 months. Orders generally carry a stipulation that customers may incur a penalty in the event of cancellation. However, there can be no assurance that orders will not be canceled by customers or that the Company will obtain a meaningful penalty payment. As a result of systems and equipment ordered and shipped in the same quarter, possible changes in delivery schedules, occasional cancellation of orders and delays in product shipments, the Company's backlog at any particular date may not be indicative of actual sales for any succeeding period.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The markets in which the Company competes are characterized by evolving industry standards and frequent improvements in products and service. To compete effectively in its markets, the Company must continually improve its products and its process technologies and develop new technologies and products that compete effectively on the basis of price and performance and that adequately address current and future customer requirements. The Company's research, development and engineering expenditures during fiscal 1998, 1997 and 1996, were approximately $33.7 million, $19.8 million and $11.5 million, respectively.

     At May 31, 1998, the Company had an engineering staff of 49 employees and a research and development staff of 113 employees. Because of the complex and highly specialized design, testing and manufacturing requirements of the Company, these employees must be experienced in a wide range of engineering disciplines. The Company's philosophy is to maintain strong technical expertise in each of its core competencies and to utilize consulting engineers for non-critical portions of product development projects. The Company believes that this approach provides flexibility and allows the Company to shorten time to market for new products.

     Product Development. In the first half of fiscal 1998, the Company commenced sales of the Auriga-C. The Auriga-C is an enhanced version of the Auriga system and integrates post-CMP cleaning and drying technology to provide a complete dry-in/dry-out solution. The Company intends to periodically develop and introduce enhanced versions of its CMP system. The Company is also developing additional products and product enhancements for the thin film memory disk and silicon wafer markets. Specifically, in fiscal 1999, the Company is expected to introduce the Pegasus, a new grinding, lapping, and polishing system for the thin film memory disk market. The Pegasus is configured for maximum process control flexibility in aluminum grinding or nickel polishing applications as well as lapping or polishing of alternative substrates such as ceramic or glass. The Pegasus is designed for future retrofittable options such as cassette-to-cassette automation and an advanced cleaning system. In addition, in the thin film memory disk area, the Company continues to pursue the development of automated machines and enhanced processes enabling lower head flying heights. For the silicon wafer market, the Company introduced in fiscal 1998 a 300mm polisher and an enhanced edge polishing system.

     Typically, the Company cultivates a "user-group" of current and potential customers to act as technical advisors during the conceptualization of a new product or a major product enhancement. The Company's CMP system was developed in a similar manner and its development was assisted through technical collaboration with and sponsorship by SEMATECH, Inc. and several SEMATECH, Inc. member companies that are leaders in the use of CMP technology. From time to time, the Company also engages in formal, funded joint development projects with customers from the semiconductor and thin film memory disk industries as a means to enhance its product development efforts.

     Process Development. In addition to product development, the Company continually seeks to enhance existing processes. The Company maintains process development laboratories in both the U.S. and Europe that are staffed with process engineers. The Company's process engineers frequently work directly with customers' engineers, often working within the customers' facilities. The Company is continuing to develop new processing capability in the CMP area for additional film layers such as copper. The Company has also developed and introduced an end-point detection metrology system for measuring the film thickness of oxide and metal layers of advanced semiconductor devices. Although the Company shipped the end-point detection system for revenue in fiscal 1998, it continues to perfect the product's process applications. In addition, the Company is developing 300mm planarization capabilities for its CMP systems.

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

     Certain of the components and sub-assemblies included in the Company's products are obtained from a single supplier or limited group of suppliers. The disruption or termination of these sources could have a material adverse effect on the Company's operations. The Company is dependent upon Fujimi Incorporated, a Japanese company, as the sole supplier of substantially all of the slurries sold by the Company, consisting primarily of thin film memory disk polishing slurry. Approximately 15.6%, 14.4% and 19.7% of the Company's total revenue in fiscal 1998, 1997 and 1996, respectively, was derived from the sale of slurries and other products supplied by Fujimi Incorporated. Accordingly, any disruption in the supply provided by Fujimi Incorporated or in the overall relationship between the Company and Fujimi Incorporated would have a material adverse effect upon the Company. The Company has the exclusive right to distribute Fujimi Incorporated thin film memory disk polishing slurry in North America until October 1, 1999. See "Joint Venture Arrangements -- Fujimi Joint Venture."

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

     The Company faces substantial competition from both established competitors and from potential new entrants, some of which have substantially greater financial, engineering, manufacturing and marketing resources than the Company. In the semiconductor device equipment market, the Company faces significant competition from current competitors including Applied Materials, Inc., Ebara Corporation and Integrated Process Equipment Corp., and any others that may enter this market in the future. In addition, certain of the Company's competitors have longer-standing relationships than the Company with particular customers, including device manufacturers. These longer-standing relationships may make it more difficult for the Company to sell its CMP system to such semiconductor device manufacturers. Consolidation among CMP equipment suppliers or the acquisition of CMP equipment suppliers by large, established suppliers of non-CMP capital equipment to semiconductor device manufacturers or others could materially adversely affect the Company's ability to compete and would have a material adverse effect on the Company's results of operations. In the thin film memory disk and semiconductor wafer equipment markets, the Company competes with relatively few but significant competitors. Competition in the general industrial products markets is fragmented; no one competitor currently holds a dominant position.

     The Company faces significant competitive pressure in the sale of slurries, particularly with regard to pricing. In the thin film memory disk slurry market, the Company competes primarily with Praxair, a large chemical company that manufactures and sells its own products. In addition, the loss of the Company's distribution rights to slurry and other products supplied by Fujimi Incorporated would have a material adverse effect on the Company.

EMPLOYEES

     At May 31, 1998, the Company had 614 full time employees in the U.S. and Europe, including 92 in manufacturing, 45 in direct sales, sales administration and marketing, 197 in field service, 49 in engineering, 113 in research and development and 118 in general administration. In addition, the Company had 8 temporary contract employees engaged principally in its assembly operations at its Chandler, Arizona and Des Plaines, Illinois facilities. From time to time the Company will use temporary employees to respond more rapidly to fluctuations in assembly and product demand and to better control the labor component of its manufacturing costs. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

INTELLECTUAL PROPERTY

     The Company currently holds 29 United States patents and 28 foreign patents in Japan and several Asian and European countries and has 145 United States and foreign patent applications pending. In addition, the Company believes that such factors as continued innovation, technical expertise and know-how of its personnel and other factors are also important. The Company owns eight U.S. trademark registrations. The Company also owns numerous foreign trademarks.

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

EXECUTIVE OFFICERS OF THE COMPANY

                                                       HELD PRESENT      OTHER POSITIONS HELD
NAME AND POSITION                               AGE    OFFICE SINCE     DURING PAST FIVE YEARS
-----------------                               ---    ------------    -------------------------
James N. Farley...............................  69     1993            Chief Executive Officer
  Chairman of the Board                                                President

Makoto Kouzuma................................  58     1997            Chief Operating Officer
  President and Chief Executive Officer                                Executive Vice President

Roger K. Marach...............................  53     1988
  Treasurer, Chief Financial Officer
  and Assistant Secretary

Christopher E. Augur*.........................  38     1993            Executive Vice President
  President of SpeedFam Corporation                                    of   SpeedFam Corporation

Robert R. Smith...............................  55     1974
  Managing Director of SpeedFam
  Limited

---------------
* Mr. Augur resigned from the Company effective June 12, 1998.

                           JOINT VENTURE ARRANGEMENTS

FAR EAST JOINT VENTURE

     SpeedFam Co., Ltd. (together with its subsidiaries and joint ventures, the "Far East Joint Venture") is headquartered in Kanagawa Prefecture, Japan. Generally, the Far East Joint Venture designs, produces and markets in the Far East equipment similar to that produced by the Company in the U.S. The Far East Joint Venture conducts operations primarily in Japan but has subsidiaries and branches located in China, Hong Kong, India, Korea, Singapore, and Taiwan and owns a majority interest in a Japanese subcontract manufacturing organization, Saku Seiki Co., Ltd. The Far East Joint Venture reorganized its Asian operations and closed the Thailand and Malaysia subsidiaries in July of 1998. The Far East Joint Venture operations in China, Hong Kong, Singapore, and Korea are primarily marketing, sales and service functions. The subsidiaries in Taiwan and India also include manufacturing facilities where certain of the equipment sold by the subsidiaries is produced. Through a joint venture with Met-Coil Systems Corporation (a U.S. company), the Far East Joint Venture manufactures and markets in the Far East sheet metal forming equipment developed by Met-Coil Systems Corporation. The joint venture with Met-Coil Systems Corporation will be closed in fiscal 1999.

     Background. The Company believed that a presence in the Japanese market would enhance its competitive position in the U.S. as well as provide additional sources of income and access to technology. For numerous business and cultural reasons, the Company decided it could most effectively penetrate the Japanese market with the aid of a Japanese partner. In 1970 the Company entered into a joint venture with a Japanese company, Obara Corporation ("Obara"), pursuant to which the Far East Joint Venture was formed. The Company and Obara each own a 50% interest in the Far East Joint Venture. Obara, a publicly-traded company, principally supplies welding guns and tips and related products to the automotive industry; its business is unrelated to that of the Company and the Far East Joint Venture.

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

     Since the inception of the Far East Joint Venture, the Company and the Far East Joint Venture have cooperated on various research and development projects and each entity has communicated significant technology to the other. It is not anticipated that either the Company or the Far East Joint Venture will pay royalties to the other in connection with the transfer of technology in the foreseeable future, including with respect to the Company's CMP technology.

     Management. SpeedFam Co., Ltd. currently has seven directors serving on its Board of Directors, including Messrs. Farley and Kouzuma, the Chairman and Chief Executive Officer of the Company, respectively, as well as Hiroshi Obara, Suminori Suzuki, Ryosuke Tojo, Hatsuyuki Arai, and Akitoshi Yoshida. Mr. Kouzuma is the Executive Vice President and General Manager of SpeedFam Co., Ltd. and is responsible for day to day operations and acts as the primary liaison between the Company and Obara. Mr. Obara is the President of the Far East Joint Venture. Mr. Suzuki, an employee of Obara, is the senior finance officer of the Far East Joint Venture. Mr. Tojo is Managing Director of SpeedFam Co., Ltd. and assists in the overall management of operations. Mr. Arai is the director of CMP technology and reports to Mr. Tojo. Mr. Yoshida is Chief of the Makuhari Techno Garden Laboratory and reports to Mr. Kouzuma.

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

     Financial Information. During the Company's 1998, 1997 and 1996 fiscal years, the Company's share of the net earnings of the Far East Joint Venture was $2.8 million, $5.5 million and $4.8 million, respectively, representing 21.6%, 27.3% and 40.3%, respectively, of the Company's net earnings. In fiscal 1998, the Far East Joint Venture paid $875,000 in dividends to the Company. The Far East Joint Venture has not paid significant dividends in the past and is expected to retain substantially all of its earnings in the foreseeable future to support the growth of its business. As a result, the Company's share of the net earnings of the Far East Joint Venture has not in the past resulted and is not expected in the future to result in a like effect on the cash flows of the Company. In fiscal 1998, the equity in net earnings of affiliates decreased from the prior year primarily as a result of a decrease in net earnings of the Far East Joint Venture. Revenue of the Far East Joint Venture grew in fiscal 1998 from the same period a year ago. However, the decrease in net earnings was attributable to strong competitive pricing pressures in the thin film memory disk market, combined with high production and customer support costs. In addition, the net earnings of the Far East Joint Venture in fiscal 1998 have also decreased from the prior year due to the severe economic problems facing several of the Pacific Rim countries, including a decline in the value of the currencies of these countries. The Company believes that earnings in the Far East Joint Venture may be adversely affected in the next fiscal year by a slowdown in demand for equipment sold into the thin film memory disk and silicon wafer markets, as well as the current financial difficulties facing several Asian economies. During fiscal 1998, 1997 and 1996, 4.9%, 7.2% and 5.2% respectively, of the Company's total revenue was attributable to commissions earned on products produced by the Far East Joint Venture and which were sold by the Company. At May 31, 1998, the Company's equity interest in the Far East Joint Venture was $20.5 million, representing 6.2% of the Company's total assets and 7.1% of stockholders' equity. Set forth below is certain selected financial information with respect to the Far East Joint Venture which has been derived from consolidated financial statements which have been audited by

KPMG Peat Marwick LLP. Such information should be read in conjunction with the consolidated financial statements and notes thereto of the Far East Joint Venture appearing elsewhere herein.

                                                                   YEAR ENDED APRIL 30,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Consolidated Statements of Earnings Data:
  Net sales................................................  $221,738    $220,281    $161,169
  Gross profit.............................................    56,586      66,773      54,257
  Operating profit.........................................    10,964      20,958      19,959
  Net earnings(1)..........................................     5,863      11,013       9,637
Consolidated Balance Sheet Data (at period end):
  Working capital..........................................  $ 21,614    $ 19,637    $ 23,526
  Total assets.............................................   173,282     153,700     126,551
  Long-term debt, less current portion.....................    18,945      10,786       9,106
  Stockholders' equity.....................................    41,086      40,726      37,091

---------------
(1) Approximately one-half of such amount is recognized by the Company on the equity method as "equity in net earnings of affiliates."

     Products and Customers. Generally, the Far East Joint Venture designs, produces and markets in the Far East equipment similar to that produced by the Company in the U.S. The Far East Joint Venture's product mix is significantly different than the Company's primarily because the Far East Joint Venture sells substantially fewer CMP planarization systems to semiconductor device manufacturers and because of differences in the composition of the U.S. and Far East markets. The Far East Joint Venture also designs, produces and markets edge and flat polishing machines for the semiconductor wafer market and pre-deposition cleaning machines for the thin film memory disk and flat panel display markets. The Company distributes certain of these machines in the U.S. and Europe. The Far East Joint Venture also markets parts, expendables and slurries (primarily to thin film memory disk and silicon wafer manufacturers).

     The Far East Joint Venture has developed and is currently manufacturing and marketing a two head CMP system. This system is marketed primarily as a tool for low volume production or research and development. The Company's Auriga and Auriga-C five head systems and other CMP products are marketed and sold through the Far East Joint Venture. The Far East Joint Venture receives a commission from the Company for such sales in the Far East.

     The Far East Joint Venture's products are sold to semiconductor wafer (primarily silicon), thin film memory disk and general industrial (primarily quartz, ceramic and LCD glass) manufacturers. Major end user customers of the Far East Joint Venture have included: Nippon Light Metal Co., Ltd. (thin film memory disk manufacturer), MA Disk (thin film memory disk manufacturer), Kaifa Technology (thin film memory disk manufacturer), Toyo Kohan Co., Ltd. (thin film memory disk manufacturer), and Kobe Precision, Inc. (thin film memory disk manufacturer). During the Far East Joint Venture's fiscal years 1998, 1997 and 1996, sales to certain customers through Fujimi Incorporated, acting as a distributor, accounted for approximately 24%, 15% and 12% of net sales, respectively.

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

     Sales, Marketing and Service. The Far East Joint Venture markets and sells its products through a combination of Japanese trading companies and direct sales personnel. As is customary in Japan, the Far East Joint Venture sells a substantial portion of the products sold in Japan through trading companies, although the Far East Joint Venture sales personnel have primary responsibility for most aspects of the sale. The Far East Joint Venture maintains a field service organization consisting of 83 persons based in the major locations where the Far East Joint Venture maintains a presence, such as Japan, India, Korea, Singapore, and Taiwan.

     Research, Development and Manufacturing. The Far East Joint Venture maintains a research and development staff of 77 persons. Research and development efforts of the Far East Joint Venture are focused on enhancing existing products as well as developing new products and generally cover a broader range of products and technologies than the Company's research and development efforts. The Company and the Far East Joint Venture have in the past collaborated on various projects and are expected to do so in the future.

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

     Employees. At April 30, 1998, the Far East Joint Venture had 526 full-time employees, including 428 in Japan, 22 in Korea, 40 in Taiwan, 17 in India, 15 in Singapore, 2 in Shanghai, and 2 in Hong Kong. Of these employees, 88 are engaged in manufacturing, 69 in marketing and sales, 83 in field service, 87 in engineering, 77 in research and development, 59 in management and 63 in clerical and general administration.

     Certain Relationships. The Company acts as distributor in North America and Europe of certain machines produced by the Far East Joint Venture. During fiscal 1998, 1997 and 1996, commissions paid to the Company relating to such distribution amounted to approximately $9.0 million, $12.4 million and $6.3 million, respectively. Further, the Company purchases certain components used in its machines from the Far East Joint Venture. During fiscal 1998, 1997 and 1996, purchases of components from the Far East Joint Venture totaled approximately $6.3 million, $6.1 million and $7.6 million, respectively.

     As of May 31, 1998, Mr. Kouzuma received certain amounts from the Far East Joint Venture consisting of directors' fees, bonuses and salary. Pursuant to a proposed agreement between the Company and the Far East Joint Venture, the Company will compensate Mr. Kouzuma directly for services rendered to the Far East Joint Venture (consisting of directors' fees, bonuses and salary). The Far East Joint Venture will pay the Company directly a set amount annually for the use of Mr. Kouzuma's services. Once the agreement is executed, Mr. Kouzuma will receive directly from the Far East Joint Venture only payments required under employee benefit plans, and certain dividends as discussed below.

     Both Messrs. Farley and Kouzuma receive dividends on their individual holdings of stock in certain of SpeedFam Co., Ltd.'s subsidiaries. Both Messrs. Farley and Kouzuma serve as directors of SpeedFam Co., Ltd. In addition, both serve as directors of SpeedFam Clean Systems Co., Ltd., a majority owned subsidiary of SpeedFam Co., Ltd. Mr. Kouzuma also serves as President of SpeedFam Clean Systems Co., Ltd. In addition, each of Messrs. Farley and Kouzuma own 5% of the outstanding capital stock of SpeedFam Clean Systems Co., Ltd. Messrs. Farley and Kouzuma also serve as directors of Met-Coil Ltd., SpeedFam Co., Ltd.'s 50%-owned joint venture. Mr. Kouzuma owns 10.62% of the outstanding capital stock of Saku Seiki Co., Ltd., a majority owned subsidiary of SpeedFam Co., Ltd., and serves as a director of Saku Seiki Co., Ltd. Messrs. Farley and Kouzuma also serve as directors of several subsidiaries of SpeedFam Co., Ltd., namely SpeedFam Korea Ltd., SpeedFam Incorporated in Taiwan, SpeedFam India (Pvt.) Ltd. and SpeedFam (S.E.A.) Pte. Ltd. in Singapore.

FUJIMI JOINT VENTURE

     Pursuant to a joint venture agreement dated September 7, 1984, the Company and Fujimi Incorporated formed Fujimi Corporation (the "Fujimi Joint Venture"), an Illinois corporation. Each of Fujimi Incorporated and the Company owns 50% of the Fujimi Joint Venture's common stock. Fujimi Incorporated, a publicly traded company in Japan, is a manufacturer of slurry, abrasives and compounds in Japan. The initial term of the joint venture agreement was for a period of five years, but the agreement continues in effect until such time as either party terminates upon written notice delivered to the other party upon one-year notice. The agreement may also be terminated upon 60-days notification by either party in the event of a breach by the other party if such breach is not cured within 60 days.

     The Fujimi Joint Venture was organized to sell Fujimi Incorporated products in North and South America. The Fujimi Joint Venture distributes abrasives, polishing pads, diamond wheels, diamond slurries and other products to the semiconductor wafer, thin film memory disk and general industrial markets. Notwithstanding the written terms of the joint venture agreement, the Company, through SpeedFam U.S., has distributed a variety of products, primarily slurry, to manufacturers of thin film memory disks. The Company has the exclusive right to distribute Fujimi Incorporated memory disk polishing slurry in North America until October 1, 1999. Revenue from sales of products by the Fujimi Joint Venture was $36.8 million in fiscal 1998, $36.6 million in fiscal 1997 and $19.7 million in fiscal 1996. For a description of other business relationships between the Company and Fujimi Incorporated, see "Business -- Manufacturing and Suppliers." The Fujimi Joint Venture imports a portion of the products it sells and purchases such products in non-U.S. dollar denominated transactions. This business is subject to foreign exchange rate fluctuations which can significantly impact operating profit margins.

     The Fujimi Joint Venture currently has six directors serving on its Board of Directors, including Mr. Farley, Chairman of the Company, Mr. Kouzuma, Chief Executive Officer of the Company, and Mr. Marach, Chief Financial Officer of the Company. The other three directors, Messrs. Isamu Koshiyama, Tadashi Nagotoshi and Stuart Sawai, are representatives of Fujimi Incorporated. Day to day management of the Fujimi Joint Venture is under the control of its president, Mr. Donald R. Hixson. The Fujimi Joint Venture employs five full-time sales personnel.

ITEM 2.  PROPERTIES.

     The Company currently owns or leases buildings containing a total of approximately 262,000 square feet of space in the U.S. and Europe, including approximately 135,000 square feet of assembly/warehouse area and approximately 127,000 square feet of sales, marketing, research and development, and administrative office space.

     The Company's U.S. Operations (SpeedFam International, Inc., and the SpeedFam U.S. subsidiary) account for approximately 247,000 square feet of the total of which approximately 176,000 square feet is owned. The balance of approximately 71,000 square feet is leased.

     The Company maintains locations in the United States in Chandler, Arizona, Des Plaines, Illinois, Elk Grove Village, Illinois, Austin, Texas, Portland, Oregon, and Fremont, California.

     SpeedFam U.K. is located in Hinckley, England and maintains approximately 9,000 square feet of owned space. SpeedFam Germany has approximately 2,000 square feet of leased office space in Ingelfingen, Germany. Another 4,000 square feet is leased at several customer support sites in England and Germany.

     Currently under construction, next to the Company's corporate headquarters in Chandler, Arizona, is a new 109,000 square foot Technology Center devoted solely to research and development. The new facility will include Class 1 to Class 10,000 clean-room space to support process research and development work in chemical mechanical planarization and cleaning of multi-level semiconductor devices, memory disk polishing, and silicon wafer lapping and polishing.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not presently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                                            NUMBER OF
                                                         STOCKHOLDERS OF
                                                          RECORD AS OF
TITLE OF CLASS                                            MAY 31, 1998
--------------                                           ---------------
Common Stock, no par value...........................          114

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SFAM." Public trading of the Common Stock commenced on October 10, 1995. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock as reported by Nasdaq for the periods indicated:

                                                          HIGH      LOW
                                                          ----      ---
Fiscal 1997
  First Quarter........................................  $20 1/8   $11 1/8
  Second Quarter.......................................   23 5/16   10 7/8
  Third Quarter........................................   39 3/4    20 7/8
  Fourth Quarter.......................................   39 1/2    24 1/4
Fiscal 1998
  First Quarter........................................  $54 7/8   $31 1/2
  Second Quarter.......................................   60 3/8    25 5/8
  Third Quarter........................................   30 1/2    19 7/8
  Fourth Quarter.......................................   30 7/8    19 1/2
Fiscal 1999
  First Quarter (through August 21, 1998)..............  $20 3/4   $16 1/16

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

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The consolidated statement of earnings data for the years ended May 31, 1998, 1997 and 1996 and the consolidated balance sheet data as of May 31, 1998 and 1997 are derived from the Company's consolidated financial statements and notes thereto which have been audited by KPMG Peat Marwick LLP, independent public accountants and are included elsewhere herein. The consolidated statement of earnings data for the years ended May 31, 1995 and 1994 and the consolidated balance sheet data as of May 31, 1996, 1995 and 1994 are derived from the Company's consolidated financial statements which have been audited by KPMG Peat Marwick LLP but are not included herein. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements, appearing elsewhere herein.

                                                          YEAR ENDED MAY 31,
                                        ------------------------------------------------------
                                          1998        1997        1996       1995       1994
                                        --------    --------    --------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
Net sales.............................  $176,247    $160,994    $113,880    $57,021    $49,247
Commissions from affiliate............     9,009      12,430       6,290      2,757      2,134
                                        --------    --------    --------    -------    -------
Total revenue.........................   185,256     173,424     120,170     59,778     51,381
Cost of sales.........................   109,751     103,501      78,661     45,494     38,945
                                        --------    --------    --------    -------    -------
Gross margin..........................    75,505      69,923      41,509     14,284     12,436
OPERATING EXPENSES:
Research, development and
  engineering.........................    33,681      19,766      11,496      2,740      2,267
Selling, general and administrative...    35,880      28,671      18,922      9,948      8,988
                                        --------    --------    --------    -------    -------
Operating profit......................     5,944      21,486      11,091      1,596      1,181
Other income (expense)................     5,957        (298)       (208)      (953)       277
                                        --------    --------    --------    -------    -------
Earnings from consolidated companies
  before income taxes.................    11,901      21,188      10,883        643      1,458
Income tax expense (benefit)..........     3,456       8,037       4,266        186       (160)(2)
                                        --------    --------    --------    -------    -------
Earnings from consolidated companies
  before cumulative effect of change
  in accounting principle.............     8,445      13,151       6,617        457      1,618
Equity in net earnings of
  affiliates(1).......................     4,418       7,068       5,204      1,187        655
Cumulative effect of change in
  accounting principle for income
  taxes...............................        --          --          --         --         78
                                        --------    --------    --------    -------    -------
Net earnings..........................  $ 12,863    $ 20,219    $ 11,821    $ 1,644    $ 2,351
                                        ========    ========    ========    =======    =======
Net earnings per share:
  Basic...............................  $   0.86    $   1.78    $   1.27    $  0.22    $  0.32
                                        ========    ========    ========    =======    =======
  Diluted.............................  $   0.83    $   1.67    $   1.16    $  0.20    $  0.31
                                        ========    ========    ========    =======    =======
Weighted average number of shares:
  Basic...............................    14,971      11,349       9,344      7,468      7,475
                                        ========    ========    ========    =======    =======
  Diluted.............................    15,591      12,127      10,159      8,146      7,619
                                        ========    ========    ========    =======    =======
CONSOLIDATED BALANCE SHEET DATA:
Working capital.......................  $210,250    $106,822    $ 31,193    $11,072    $ 9,980
Total assets..........................   329,765     206,500     107,984     60,029     45,709
Long-term obligations, less current
  maturities..........................        --         272       2,593     10,362      9,716
Stockholders' equity..................   288,852     156,533      60,039     23,037     18,576

---------------
(1) Includes $2,776, $5,513, $4,759, $1,100 and $450 for the 1998 through 1994 fiscal years, respectively, attributable to the Company's share of net earnings from the Far East Joint Venture, accounted for on the equity method. See "Business -- Joint Venture Arrangements," and the consolidated financial statements of the Far East Joint Venture included elsewhere herein. The remainder represents the Company's share of net earnings from the Fujimi Joint Venture.

(2) Reflects an income tax benefit of $740 related to the bankruptcy of a subsidiary operating in Switzerland.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company designs, develops, manufactures, markets and services chemical mechanical planarization, or "CMP," systems used in the fabrication of semiconductor devices as well as other high-throughput precision surface processing equipment used in the fabrication of thin film memory disk media, semiconductor wafers and general industrial components. In addition, the Company markets and distributes parts and expendables and slurries. The Company's total revenue consists of net sales in two business segments: (i) equipment, parts and expendables, and (ii) slurries, as well as commissions earned on the distribution in the U.S. and Europe of products manufactured by the Far East Joint Venture. Sales of the Company's products are recorded upon shipment or when the product is accepted by the customer, provided that no significant obligations remain outstanding and collection of the related receivable is deemed probable. The Company accrues estimated warranty and installation expenses for each equipment and system order at the time the order is shipped.

     Equipment, parts and expendables consist of capital equipment manufactured by the Company, spare parts for that equipment and expendable products, such as bearings, grinding stones, lapping plates, workpiece carriers, seals, retaining rings, workholders and polishing pads. During fiscal years 1998, 1997, and 1996, 83.7%, 83.6%, and 77.3% respectively, of the Company's net sales was attributable to the sale of capital equipment, parts and expendables. Historically, the gross margin for products in this segment has been significantly higher than that for slurries. The Company began development of its original CMP product, the CMP-V, in 1990. The Company initiated volume shipments of the CMP-V in 1994. Shipments of the Auriga began in fiscal 1997. In the second quarter of fiscal 1998, the Company began shipments of its latest CMP enhancement, the Auriga-C. Through May 31, 1998, the Company had sold 10 Auriga-C systems. The Company's CMP systems accounted for 57.2%, 50.2% and 34.7%, of net sales for fiscal 1998, 1997, and 1996 respectively. The Company's CMP systems generally have higher gross margins than those of the Company's other capital equipment products.

     Slurries consist of polishing slurry and slurry components (including vehicles and abrasives) used in surface processing. During fiscal years 1998, 1997, and 1996, 16.3%, 16.4% and 22.7%, respectively, of the Company's net sales was attributable to the sale of slurries. Substantially all of the slurries sold by the Company are manufactured by Fujimi Incorporated. Historically, the gross margin for slurries has been significantly lower than that for equipment, parts and expendables. In recent years, the Company has experienced severe competitive pressure in the sale of slurries and has been required to reduce prices. In addition, the Company has experienced increased slurry costs.

     Commissions from affiliate ("commissions") consist primarily of revenue derived from the distribution by the Company in the U.S. and Europe of products manufactured by the Far East Joint Venture for which the Company acts as sales agent. Certain capital equipment marketed and distributed by the Company is produced solely by the Far East Joint Venture. The Company distributes such products throughout the U.S. and Europe and receives commissions thereon. Such amount reflects the difference between the imported equipment's cost to the Company and sales price to the customer. For fiscal 1998, 1997, and 1996, commissions accounted for 4.9%, 7.2%, 5.2%, respectively, of total revenue. Commissions are subject to foreign exchange rate fluctuations which can significantly impact operating profit margins.

     In fiscal 1998, 1997, and 1996, 31.7%, 31.2% and 21.7%, respectively, of the Company's total revenue was attributable to sales outside of the United States. In particular, in fiscal 1998, 12.5% of the Company's total revenue was attributable to sales made to European markets and 19.2% was attributable to sales to markets in the Far East.

     The Company generally enters into foreign exchange contracts to hedge certain firm commitments denominated in foreign currencies, principally in Japanese yen. The terms of the contracts are rarely more than one year. Currency exchange rate variations have had an immaterial effect on the Company's results of operations for the periods presented. The results of operations of the Company's subsidiaries and its equity in the net earnings of the Far East Joint Venture are translated for financial statement purposes based upon average exchange rates during the period covered. As a result, fluctuations in exchange rates may have an adverse effect on the Company's results of operations. Net assets of the Company's foreign subsidiaries and 50% of the net assets of the Far East Joint Venture were approximately $26.5 million at April 30, 1998 (the end of fiscal 1998 of such entities).

     The Company owns a 50% interest in both the Far East Joint Venture and the Fujimi Joint Venture. The Company's equity interest in each joint venture is accounted for on the equity method. As a result, the Company's share of the net earnings of the Far East Joint Venture and the Fujimi Joint Venture appear in the "Equity in net earnings of affiliates" caption on the Company's consolidated statements of earnings. The Far East Joint Venture and the Fujimi Joint Venture have paid dividends in the past and may continue to do so in the foreseeable future, but are expected to reinvest substantially all their earnings back into their respective businesses. The Company's share of the net earnings of the Far East Joint Venture has not in the past resulted and is not expected in the future to result in a like effect on the cash flows of the Company. At May 31, 1998, the Company's equity interest in the Far East Joint Venture was $20.5 million, representing 6.2% of the Company's total assets and 7.1% of stockholders' equity. The net earnings of the Company in the past have been substantially influenced by the results of operations of the Far East Joint Venture and can be expected to continue to be so influenced in the future. See "Business -- Joint Venture Arrangements" and the consolidated financial statements of SpeedFam Co., Ltd. included elsewhere herein.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenue:

                                                        YEARS ENDED MAY 31,
                                                      -----------------------
                                                      1998     1997     1996
                                                      -----    -----    -----
REVENUE:
Net sales...........................................   95.1%    92.8%    94.8%
Commissions from affiliate..........................    4.9      7.2      5.2
                                                      -----    -----    -----
Total revenue.......................................  100.0    100.0    100.0
Cost of sales.......................................   59.2     59.7     65.5
                                                      -----    -----    -----
Gross margin........................................   40.8     40.3     34.5
OPERATING EXPENSES:
Research, development and engineering...............   18.2     11.4      9.6
Selling, general and administrative.................   19.4     16.5     15.7
                                                      -----    -----    -----
Operating profit....................................    3.2     12.4      9.2
Other income (expense)..............................    3.2     (0.2)    (0.2)
                                                      -----    -----    -----
Earnings from consolidated companies before income
  taxes.............................................    6.4     12.2      9.0
Income tax expense..................................    1.9      4.6      3.5
                                                      -----    -----    -----
Earnings from consolidated companies................    4.5      7.6      5.5
Equity in net earnings of affiliates................    2.4      4.1      4.3
                                                      -----    -----    -----
Net earnings........................................    6.9%    11.7%     9.8%
                                                      =====    =====    =====

  Fiscal 1998 Compared with Fiscal 1997

     Net Sales. Net sales for the fiscal year ended May 31, 1998 were $176.2 million, up 9.5% over net sales of $161.0 million in fiscal 1997. Equipment, parts and expendables accounted for 83.7% of net sales in fiscal 1998 compared to 83.6% in fiscal 1997. The dollar growth in this segment was attributable to higher sales of the Company's CMP planarization systems to the semiconductor industry. In addition, the average selling price of the CMP systems increased over the prior year due to a shift in product mix to the Auriga and the Auriga-C from the CMP-V in fiscal 1998. Sales of CMP systems totaled $100.8 million, or 57.2% of net sales, up 24.8% over the $80.8 million of CMP system sales in fiscal 1997. However, the Company believes that there has been a slowdown in overall demand for semiconductor manufacturing equipment including CMP systems, which has slowed sales to the semiconductor device market worldwide. This slowdown is a result of excess production capacity in both the DRAM and logic segment and resultant decreasing device prices within the DRAM market segment. As a result, semiconductor manufacturers are expected to reduce or delay their investment in manufacturing equipment. In addition, the semiconductor device market has been affected by the conditions surrounding the economic health of Asian countries, particularly Korea and Japan. The Company believes that these market and economic uncertainties will likely have an adverse effect on sales of CMP systems at least through the next fiscal year.

     Sales of equipment to the thin film memory disk market declined from the prior year. The technology for the production of thin film memory disks has shifted to the use of alternative substrates; a majority of those substrates being produced by Far East manufacturers. Consequently, thin film memory disk manufactures headquartered in the United States have experienced manufacturing over-capacity which in turn has reduced capital spending for equipment the Company supplies from its U.S. operations. The Company expects these manufacturing over-capacity problems to continue in the U.S. through the next fiscal year. Sales of slurries increased to $28.8 million in fiscal 1998 from $26.3 million in fiscal 1997. As a percent of net sales, sales of slurries remained relatively unchanged at 16.3% in fiscal 1998 compared to 16.4% in fiscal 1997. European net sales increased to $11.0 million in fiscal 1998 from $9.9 million in fiscal 1997.

     Commissions from Affiliate. Commissions from affiliate decreased to $9.0 million in the year ended May 31, 1998, compared to $12.4 million in the year ended May 31, 1997. The decrease in fiscal 1998, as compared to fiscal 1997, was due not only to the continued slowdown in the thin film memory disk market, but also to a global decrease in orders of capital equipment from the silicon wafer market related to manufacturing over capacity due to slowing demand for wafers produced by that industry. The Company believes that capital equipment spending will further decline in the thin film memory disk and silicon wafer industries in the next fiscal year, in turn lowering commissions from affiliate.

     Gross Margin. In fiscal 1998, gross margin was $75.5 million, or 40.8% of total revenue, compared to $69.9 million, or 40.3% of total revenue, in fiscal 1997. Gross margin increased primarily due to the increased sales of CMP systems in fiscal 1998. However, the impact of improved gross margins due to higher sales of CMP systems was mostly offset by declining gross margins on sales to the thin film memory disk industry, declining slurry margins and lower commission revenue compared to fiscal 1997. Gross margin was also impacted by additional warranty expense accrued in the fourth quarter of fiscal 1998. Due to the increasing complexity of the Company's CMP products, and the importance of maintaining customer good will in the current competitive environment, management made the decision in the fourth quarter of fiscal year 1998 to accrue for additional equipment warranty to cover the anticipated customer service costs of its CMP products.

     Research, Development and Engineering. In the year ended May 31, 1998, research, development and engineering expense increased to $33.7 million, or 18.2% of total revenue, compared to $19.8 million, or 11.4% of total revenue, in fiscal 1997. The increase in both the dollar amount and the percentage of total revenue is a result of the Company's significant investment in dry-in/dry-out, end-point detection and 300mm planarization capabilities for its CMP systems; improvements in CMP systems' reliability and productivity; and various process technologies for the semiconductor device, thin film memory disk and silicon wafer markets. In addition, the Company has committed significant technical support resources to meet the needs of its customers. Even though these investments negatively impacted operating profits in fiscal 1998, the Company will continue to invest in research, development, and engineering to maintain technological competitiveness and meet the process requirements of its customers.

     Selling, General and Administrative. In fiscal 1998, selling, general and administrative expense increased to $35.9 million from $28.7 million in fiscal 1997. In fiscal 1998, selling, general and administrative expense increased as a percent of total revenue to 19.4% from 16.5% in fiscal 1997. This increase in selling, general and administrative expense reflects continued investments in the sales and administrative infrastructure, as well as increased commissions paid to the Far East Joint Venture as a result of increased sales of CMP systems produced by the Company in the U.S. and exported to Pacific Rim customers through the Far East Joint Venture. In the fourth quarter of fiscal 1998, selling, general and administrative expense also included an increase in the allowance for doubtful accounts receivable due to possible exposures in the Far East as well as severance compensation related to reductions in the Company's workforce which were made during the quarter.

     Other Income (Expense). Other income increased to $6.0 million in fiscal 1998 from $298,000 of other expense in fiscal 1997. Other income (expense) consisted primarily of interest income in fiscal 1998. Interest income increased substantially in fiscal 1998 as a result of the cash infusions from the Company's two successful equity offerings in February and October of calendar year 1997.

     Provision for Income Taxes. The Company's effective tax rate in fiscal 1998 was 29%, compared to 38% in fiscal 1997. The Company's effective income tax rate in fiscal 1998 differs from the Federal statutory rate primarily as a result of state taxes, net of the U.S. federal benefit, more than offset by the tax benefit from a foreign sales corporation and tax exempt investment securities.

     Equity in Net Earnings of Affiliates. For the year ended May 31, 1998, equity in net earnings of affiliates decreased to $4.4 million compared to $7.1 million in the year ended May 31, 1997. Revenue of the Far East Joint Venture grew in fiscal 1998 from the same period a year ago. However, net earnings of the Far East Joint Venture were down from the prior year due to competitive pricing pressures for the automated disk polishing systems, which negatively impacted gross margins, combined with higher costs of producing and servicing these systems. The Company believes that the earnings of the Far East Joint Venture may be adversely affected for at least the next fiscal year by both the slow down in demand for equipment sold into the thin film memory disk and silicon wafer markets, as well as the current economic and currency crises facing several Asian economies. Restructuring costs of approximately $742,000 were incurred by the Far East Joint Venture during fiscal 1998 in connection with the reorganization of its Asian operations which included the closing of the Malaysia and Thailand subsidiaries in July of 1998.

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

     Research, Development and Engineering. In the year ended May 31, 1997, research, development and engineering expense increased to $19.8 million, or 11.4% of total revenue, compared to $11.5 million, or 9.6% of total revenue, in fiscal 1996. The increase in both the dollar amount and as a percent of total revenue is a result of the continued investment in the development of the CMP process and products for key markets, particularly for the semiconductor sector, and the increase in the Company's field support organization throughout the world. Such expenditures resulted in the development and sale of the Auriga, and the development of a post-CMP cleaning technology.

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

     Equity in Net Earnings of Affiliates. For the year ended May 31, 1997, equity in net earnings of affiliates increased to $7.1 million compared to $5.2 million in the year ended May 31, 1996 primarily as a result of continued strong demand for products sold to the thin film memory disk and semiconductor wafer industries by the Far East Joint Venture. In addition, the Company's share of the net earnings of the Fujimi Joint Venture was significantly higher than in fiscal 1996 due to increased sales and improved margins realized during fiscal 1997 on slurry products sold by the Fujimi Joint Venture to the U.S. silicon wafer market.

LIQUIDITY AND CAPITAL RESOURCES

     As of May 31, 1998, the Company had $141.2 million in cash, cash equivalents and short-term investments, compared to $76.9 million at May 31, 1997. The Company used $25.5 million of cash in operating activities. Net earnings adjusted for non-cash depreciation and amortization and equity in the net earnings of affiliates provided $13.0 in cash. However, investments in working capital used $39.8 million primarily due to growth in inventories, accounts receivable and decreases in accrued expenses, customer deposits and income taxes payable. During fiscal 1998, inventories increased as a result of customer requests to delay shipments of CMP systems until fiscal 1999. Also, orders built on speculation for delivery in the fourth quarter of fiscal 1998 were not received due to customer cutbacks in capital spending. Accounts receivable increased from the prior year due to more of the Company's products being sold into geographic regions with longer collection periods, especially the Far East. In addition, average collection times increased as customers extended times to evaluate new tool introductions and enhancements.

     In fiscal 1998, $61.1 million of cash was used in investing activities primarily for net purchases of short-term investments and capital expenditures. The Company made capital expenditures of $32.1 million primarily to purchase machinery and equipment, land, computer equipment and software and complete payments for the construction of the corporate headquarters in Chandler, Arizona.

     The Company currently anticipates capital expenditures of approximately $37.0 million for fiscal 1999. Of this amount, $21.5 million is expected to be used to complete construction on a new 109,000 square foot Technology Center next to the corporate headquarters in Chandler, Arizona.

     The Company has financed its growth in recent years primarily from the issuance of common stock. In October of 1997, the Company completed a public offering of common stock. The Company issued 2,327,000 shares of common stock and received net proceeds of $116.7 million. In addition, for the year ended May 31, 1998, $3.7 million was provided by the sale of stock to employees through the Company's Employee Stock Purchase Plan and through the exercise of stock options. Also available to the Company is a $60.0 million credit facility negotiated in August of 1997 with its U.S. bank group. The term of the note is for three years. As of August 14, 1998, no amounts were outstanding on this loan facility. In addition, the Company has a L950,000 ($1.6 million) unsecured, multi-currency, revolving line of credit with the London branch of a U.S. bank. As of August 14, 1998, no amounts were outstanding on this credit facility.

     The Company believes that its current cash position and the current bank lines of credit will be sufficient to meet the Company's cash needs during the next 12 months.

     SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is evaluating the Statement's provisions to conclude how it will present comprehensive income in its financial statements, and has not yet determined the amounts to be disclosed. The Company will adopt SFAS No. 130 effective for the fiscal year ended May 31, 1999.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company is evaluating the new Statement's provisions to determine the additional disclosures required in its financial statements, if any. The Company will adopt SFAS No. 131 effective for the fiscal year ended May 31, 1999.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for financial years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is evaluating the new Statement's provisions and has not yet determined its impact. The Company will adopt SFAS No. 133 effective June 1, 2000.

YEAR 2000

     The Company is addressing the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way. The Company is aware of and is addressing the potential computing difficulties that may be triggered by the Year 2000.

     The Company has commenced a Year 2000 date review and conversion project to address all the necessary changes, testing and implementation issues. The project encompasses three major areas of review: internal systems (hardware and software), supplier compliance and Company products. The Company has identified the changes required to its computer programs and hardware. The necessary modifications to the Company's centralized financial, manufacturing and operational information systems are expected to be completed by the end of calendar year 1998. To date, the Company's suppliers have been sent letters requesting information regarding their own Year 2000 plan, as well as requesting confirmation that the components supplied by these vendors are Year 2000 compliant. The Company has evaluated the vendor responses which have been received and concluded that the vendors which have responded either are Year 2000 compliant or are proceeding with their own Year 2000 compliance programs. The Company will continue to follow-up with vendors with which the Company has a material relationship and who have not responded to obtain assurances that they expect to be Year 2000 compliant in time. Equipment and systems manufactured and supplied by the Company have been evaluated and determined to be free of any material problems that could be caused by the Year 2000 issue. Management estimates that the Company's remaining Year 2000 compliance expense will be approximately $110,000. To date, the Company believes that Year 2000 problems related to its own internal systems and equipment and systems it sells will not have a material effect on the Company's business, financial condition and results of operations. However, there can be no assurance that the systems of other companies upon which the Company's systems and business rely will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company's business, financial conditions or results of operations.

     To date, the management of the Far East Joint Venture has, in response to a request by the Company, completed a review of their Year 2000 compliance issue and has determined that there is not expected to be material adverse effects on its results of operations as a result thereof.

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

DEPENDENCE ON CMP SYSTEMS

     The Company believes that its future growth, if any, depends in large part upon its ability to grow revenues attributable to its CMP systems and its technology. Revenue growth attributable to the Company's CMP systems depends upon numerous factors, including cost of ownership, throughput, process flexibility, performance and reliability and availability of customer support. The Company intends to periodically develop and introduce enhanced versions of its CMP system. Failure to continually develop the Company's CMP system may impact its ability to grow revenue attributable to its CMP systems. In addition, the continuing slow down in the semiconductor industry impacts the Company's ability to recognize consistent growth in revenue attributable to CMP systems. There can be no assurance that the Company will be successful in growing revenue attributable to its current CMP systems, or any future enhanced version of the system. The failure of the Company to accomplish these objectives would have a material adverse effect on the Company. See "-- Dependence on New Product Development; Rapid Technological Change."

DEPENDENCE ON NEW PRODUCT DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE

     The Company believes that its future success will depend, in part, on its ability to enhance existing products and processes and develop and manufacture new products and processes. The markets in which the Company and its customers compete are characterized by evolving industry standards and frequent improvements in products and services. To compete effectively in such markets, the Company must continually improve its products and its process technologies and develop new technologies and products that compete effectively on the basis of price and performance. The Company expects to continue to make significant investments in research, development and engineering even during economic down turns in the markets the Company serves, or if such investments negatively impact operating profits in a reporting period. There can be no assurance that the Company will be able to improve its existing products and its process technologies or develop new products and technologies. The Company intends to continually develop and/or introduce enhanced versions of its integrated CMP system. There can be no assurance that the Company's development of new or enhanced products, such as enhanced versions of the CMP system, will be cost-effective or introduced in a timely manner or accepted in the marketplace. Failure by the Company to develop or introduce new products and product enhancements in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

     Due to the complexity of the Company's products, significant delays can occur between a system's introduction and the commencement of commercial shipments. The Company has from time to time experienced delays in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements, and may experience such delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle. If new products experience reliability or quality problems, the Company could encounter a number of problems, including reduced orders, higher manufacturing costs, delays in collection of accounts receivable and additional service and warranty expenses, each of which could materially adversely affect the Company's business and results of operations. In addition, in the event the Company does not manage product transitions successfully, sales of existing Company products could be adversely affected. See "Business -- Research, Development and Engineering."

CYCLICAL NATURE OF THE COMPANY'S BUSINESS

     The Company's business depends substantially on the capital expenditures of semiconductor, thin film memory disk media and silicon wafer manufacturers (its primary markets), which, in turn, depend upon the current and anticipated market demand for semiconductor devices, memory disks and silicon wafers. Sales of capital equipment to these manufacturers are expected to continue to represent a significant portion of the Company's total revenue. These industries are highly cyclical and have historically experienced periodic downturns characterized by oversupply and weak demand, which often have a material adverse effect on the acquisition of capital equipment and other products used in the manufacturing process, including products offered by the Company. These downturns generally have materially adversely affected the business and operating results of capital equipment suppliers, including the Company. The semiconductor, thin film memory disk and silicon wafer industries are currently experiencing downturns which have led many semiconductor, memory disk and silicon wafer manufacturers to delay or cancel capital expenditures. The Company's business and results of operations will continue to be materially adversely affected by these downturns in its primary markets.

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

INTERNATIONAL BUSINESS

     In fiscal 1998, 1997 and 1996, 31.7%, 31.2% and 21.7%, respectively, of the
Company's total revenue was attributable to sales outside the United States. In addition, under certain circumstances, products sold to U.S. customers are shipped to those customers' overseas facilities. The Company expects that international sales will continue to represent a significant portion of its total revenue. Sales to customers outside the United States are subject to numerous risks, including exposure to currency fluctuations, the imposition of government controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes typically associated with foreign sales, the greater difficulty of administering business overseas and general economic conditions. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. Moreover, slurries marketed and distributed by both the Company and the Fujimi Joint Venture are purchased from Fujimi Incorporated, a Japanese company. The Company also purchases in Japanese yen certain equipment from the Far East Joint Venture that the Company then sells in the U.S. and Europe. Fluctuations in exchange rates have in the past resulted, and may in the future result, in increases in the cost to the Company of such products. Also, because the value of the net assets of the Company's foreign subsidiaries and its equity interest in the Far East Joint Venture fluctuate based upon exchange rates and because the Company does not hedge the value of such net assets, fluctuations in exchange rates may have an adverse effect on the Company's stockholders' equity.

     The Company anticipates that the recent turmoil in Asian economies and the recent deterioration of the underlying economic conditions in certain Asian countries will continue to have an impact on its sales, and the sales of its joint ventures, to customers located in or whose end-user customers are located in those countries. In addition, revenue and profits may continue to be impacted as a result of currency fluctuations on the relative price of the Company's products, or the products of its joint ventures, and restrictions on government spending. In addition, customers in those countries have faced reduced access to working capital to fund purchases of the Company's products, or the products of its joint ventures, due to higher interest rates, reduced bank lending or the deterioration in the customer's or its bank's financial condition or the inability to access other financing which has negatively impacted sales to those customers.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's quarterly operating results have historically and may in the future vary significantly due to a number of factors. Factors that may influence the Company's operating results in a given quarter include: (i) customer demand, such as economic conditions in the semiconductor, memory disk and silicon wafer industries, market acceptance of products of both the Company and its customers, changes in product mix, and the timing, cancellation or delay of customer orders and shipments; (ii) competition, such as competitive pressures on prices of the Company's products and the introduction or announcement of new products by competitors; (iii) manufacturing and operations, such as fluctuations in availability and cost of raw materials and production capacity; (iv) fluctuations in foreign currency exchange rates; (v) new product development, such as increased research, development and engineering, as well as marketing, expenses associated with new product introductions, including the effect of transitioning to new or enhanced products, and the Company's ability to introduce new products and technologies on a timely basis; (vi) sales and marketing, such as concentrations of customers, and discounts that may be granted to certain customers; and (vii) the quarterly operating results of the Company's joint ventures, which the Company accounts for on the equity method; as well as other factors, such as levels of expenses relative to revenue levels, personnel changes and generally prevailing economic conditions.

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

INTELLECTUAL PROPERTY RIGHTS

     The Company currently holds numerous United States patents and additional foreign patents in Japan and several Asian and European countries and has numerous United States and foreign patent applications pending. In addition, the Company believes that such factors as continued innovation, technical expertise and know-how of its personnel and other factors are also important. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. No assurance can be given that the claims allowed on any patents held or acquired by the Company will be sufficiently broad to protect the Company's technologies. In addition, no assurance can be given that any existing or future patents issued to the Company will not be challenged, invalidated, or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. In that event, the Company's results of operations could be adversely affected. Moreover, the Company may choose to incur significant costs in an attempt to defend its patent rights.

     In addition, although the Company believes that its products do not infringe any valid existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future. In the CMP market the Company serves, there are a number of patents relating to the CMP process held by third parties. Accordingly, the Company, as a CMP equipment manufacturer, may be required to attempt to obtain licenses from the holders of one or more of such patents, which may impede the use of CMP technology by the Company. There also may be pending patent applications or issued patents of which the Company is not aware, and which would require the Company to license or challenge such patents, at significant expense to the Company. There can be no assurance that any such license would be available on acceptable terms, if at all, or that the Company would prevail in any such challenge. See "Business -- Intellectual Property."

POSSIBLE VOLATILITY OF STOCK PRICE

     The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines in a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the industries in which the Company operates and sells or to the securities markets in general, which, in recent years, have experienced significant price fluctuations or to global economic events. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

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

     Certain statements in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors Affecting the Company's Business" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements will generally be accompanied by words such as "anticipate," "believe," "estimate," "expect," or "project," or similar words or statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable; no assurance can be given that any such expectations will prove correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including those described above which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
Independent Auditors' Report................................     29
Consolidated Balance Sheets -- at the end of fiscal years
  1998 and 1997.............................................     30
Consolidated Statements of Earnings -- for the fiscal years
  1998, 1997 and 1996.......................................     31
Consolidated Statements of Stockholders' Equity -- for the
  fiscal years 1998, 1997 and 1996..........................     32
Consolidated Statements of Cash Flows -- for the fiscal
  years 1998, 1997 and 1996.................................     33
Notes to Consolidated Financial Statements..................     34
SPEEDFAM CO., LTD. AND CONSOLIDATED SUBSIDIARIES
Independent Auditors' Report................................     50
Consolidated Balance Sheets -- at the end of fiscal years
  1998 and 1997.............................................     51
Consolidated Statements of Earnings -- for the fiscal years
  1998, 1997 and 1996.......................................     52
Consolidated Statements of Stockholders' Equity -- for the
  fiscal years 1998, 1997 and 1996..........................     53
Consolidated Statements of Cash Flows -- for the fiscal
  years 1998, 1997 and 1996.................................     54
Notes to Consolidated Financial Statements..................     55

     The above consolidated financial statements of SpeedFam Co., Ltd. and consolidated subsidiaries are included herein pursuant to Rule 3-09 of Regulation S-X.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
SpeedFam International, Inc.:

     We have audited the accompanying consolidated balance sheets of SpeedFam International, Inc. and consolidated subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1998. These consolidated financial statements are the responsibility of the management of SpeedFam International, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpeedFam International, Inc. and consolidated subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1998 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

June 26, 1998
Chicago, Illinois

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                1998        1997
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 90,384    $ 56,679
  Short-term investments....................................    50,835      20,216
  Trade accounts receivable, less allowance for doubtful
     accounts of $2,737 in 1998 and $1,144 in 1997..........    45,197      38,021
  Inventories...............................................    55,532      35,849
  Deferred income taxes.....................................     3,339       2,912
  Prepaid expenses and other current assets.................     4,856       2,038
                                                              --------    --------
Total current assets........................................   250,143     155,715
Investments in affiliates...................................    24,299      23,956
Property, plant, and equipment, net.........................    52,253      24,582
Other assets................................................     3,070       2,247
                                                              --------    --------
Total assets................................................  $329,765    $206,500
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    248    $    250
  Accounts payable..........................................    20,265      20,923
  Customer deposits.........................................     1,812       4,165
  Due to affiliates.........................................     3,636       4,824
  Accrued expenses..........................................    13,932      14,870
  Income taxes payable......................................        --       3,861
                                                              --------    --------
Total current liabilities...................................    39,893      48,893
                                                              --------    --------
Long-term liabilities:
  Long-term debt............................................        --         272
  Deferred income taxes.....................................     1,020         802
                                                              --------    --------
Total long-term liabilities.................................     1,020       1,074
                                                              --------    --------
Stockholders' equity:
  Common stock, no par value, 60,000 shares authorized,
     15,962 and 13,324 shares issued and outstanding at May
     31, 1998 and 1997, respectively........................         1           1
  Additional paid-in capital................................   226,729     105,522
  Retained earnings.........................................    62,329      49,466
  Cumulative foreign currency translation adjustments.......      (207)      1,544
                                                              --------    --------
Total stockholders' equity..................................   288,852     156,533
                                                              --------    --------
Total liabilities and stockholders' equity..................  $329,765    $206,500
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    YEARS ENDED MAY 31, 1998, 1997, AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1998        1997        1996
                                                             --------    --------    --------
Revenue:
  Net sales................................................  $176,247    $160,994    $113,880
  Commissions from affiliate...............................     9,009      12,430       6,290
                                                             --------    --------    --------
Total revenue..............................................   185,256     173,424     120,170
Cost of sales..............................................   109,751     103,501      78,661
                                                             --------    --------    --------
Gross margin...............................................    75,505      69,923      41,509
                                                             --------    --------    --------
Operating expenses:
  Research, development, and engineering...................    33,681      19,766      11,496
  Selling, general, and administrative.....................    35,880      28,671      18,922
                                                             --------    --------    --------
Total operating expenses...................................    69,561      48,437      30,418
                                                             --------    --------    --------
Operating profit...........................................     5,944      21,486      11,091
Other income (expense).....................................     5,957        (298)       (208)
                                                             --------    --------    --------
Earnings from consolidated companies before income taxes...    11,901      21,188      10,883
Income tax expense.........................................     3,456       8,037       4,266
                                                             --------    --------    --------
Earnings from consolidated companies.......................     8,445      13,151       6,617
Equity in net earnings of affiliates.......................     4,418       7,068       5,204
                                                             --------    --------    --------
Net earnings...............................................  $ 12,863    $ 20,219    $ 11,821
                                                             ========    ========    ========
Net earnings per share:
  Basic....................................................  $   0.86    $   1.78    $   1.27
                                                             ========    ========    ========
  Diluted..................................................  $   0.83    $   1.67    $   1.16
                                                             ========    ========    ========
Weighted average number of shares:
  Basic....................................................    14,971      11,349       9,344
                                                             ========    ========    ========
  Diluted..................................................    15,591      12,127      10,159
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED MAY 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                                                   CUMULATIVE
                                                                     FOREIGN
                                           ADDITIONAL               CURRENCY
                                  COMMON    PAID-IN     RETAINED   TRANSLATION   TREASURY
                                  STOCK     CAPITAL     EARNINGS   ADJUSTMENTS    STOCK      TOTAL
                                  ------   ----------   --------   -----------   --------   --------
BALANCE AT MAY 31, 1995.........     1      $    828    $17,426      $ 7,991     $(3,209)   $ 23,037
Net earnings....................    --            --     11,821           --          --      11,821
Foreign currency translation
  adjustments...................    --            --         --       (3,374)         --      (3,374)
Sale of treasury stock..........    --            16         --           --           1          17
Retirement of treasury stock....    --        (3,208)        --           --       3,208          --
Issuance of common stock........    --        28,284         --           --          --      28,284
Exercise of stock options.......    --           254         --           --          --         254
                                    --      --------    -------      -------     -------    --------
BALANCE AT MAY 31, 1996.........     1        26,174     29,247        4,617          --      60,039
Net earnings....................    --            --     20,219           --          --      20,219
Foreign currency translation
  adjustments...................    --            --         --       (3,073)         --      (3,073)
Income tax benefit from exercise
  of stock options..............    --           194         --           --          --         194
Issuance of common stock........    --        77,673         --           --          --      77,673
Employee stock purchases........    --           887         --           --          --         887
Exercise of stock options.......    --           594         --           --          --         594
                                    --      --------    -------      -------     -------    --------
BALANCE AT MAY 31, 1997.........     1       105,522     49,466        1,544          --     156,533
                                    --      --------    -------      -------     -------    --------
Net earnings....................    --            --     12,863           --          --      12,863
Foreign currency translation
  adjustments...................    --            --         --       (1,751)         --      (1,751)
Income tax benefit from exercise
  of stock options..............    --           780         --           --          --         780
Issuance of common stock........    --       116,704         --           --          --     116,704
Employee stock purchases........    --         2,088         --           --          --       2,088
Exercise of stock options.......    --         1,635         --           --          --       1,635
                                    --      --------    -------      -------     -------    --------
BALANCE AT MAY 31, 1998.........     1      $226,729    $62,329      $  (207)    $    --    $288,852
                                    ==      ========    =======      =======     =======    ========

          See accompanying notes to consolidated financial statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MAY 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                               1998        1997        1996
                                                             --------    --------    --------
Cash flows from operating activities:
  Net earnings.............................................  $ 12,863    $ 20,219    $ 11,821
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Equity in net earnings of affiliates..................    (4,418)     (7,068)     (5,204)
     Depreciation and amortization.........................     4,525       2,846       1,326
     Provision for losses on accounts receivable...........     1,752         817         316
     Provision for deferred income taxes...................      (209)     (1,460)       (922)
     Gains on sales of assets..............................       (42)        (32)        (10)
     Increase in cash surrender value of life insurance....      (150)       (144)       (142)
     (Increase) decrease in assets:
       Trade accounts receivable...........................    (8,804)     (4,050)    (18,226)
       Inventories.........................................   (19,768)     (7,898)    (10,078)
       Prepaid expenses and other current assets...........    (2,813)       (749)         23
     Increase (decrease) in liabilities:
       Accounts payable and due to affiliates..............    (1,959)       (709)     10,621
       Accrued expenses and customer deposits..............    (3,331)      6,183       4,102
       Income taxes payable................................    (3,106)       (942)      4,290
                                                             --------    --------    --------
Net cash provided by (used in) operating activities........   (25,460)      7,013      (2,083)
                                                             --------    --------    --------
Cash flows from investing activities:
  Purchases of short-term investments......................   (63,636)    (20,216)         --
  Sales of short-term investments..........................    33,017          --          --
  Capital expenditures.....................................   (32,071)    (17,431)     (8,121)
  Proceeds from sales of assets............................        61          75          24
  Dividends from affiliates................................     2,325         554         163
  Other investing activities...............................      (801)       (553)       (542)
                                                             --------    --------    --------
Net cash used in investing activities......................   (61,105)    (37,571)     (8,476)
                                                             --------    --------    --------
Cash flows from financing activities:
  Sale of treasury stock...................................        --          --          17
  Net proceeds from issuance of common stock...............   116,704      77,673      28,284
  Proceeds from exercise of stock options and employee
     stock purchases.......................................     3,723       1,481         254
  Proceeds from long-term debt.............................        --         414       3,999
  Principal payments on long-term debt.....................      (274)     (3,221)    (12,025)
                                                             --------    --------    --------
Net cash provided by financing activities..................   120,153      76,347      20,529
                                                             --------    --------    --------
Effect of foreign currency rate changes on cash............       117          19        (194)
                                                             --------    --------    --------
Net increase in cash and cash equivalents..................    33,705      45,808       9,776
Cash and cash equivalents at beginning of year.............    56,679      10,871       1,095
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 90,384    $ 56,679    $ 10,871
                                                             ========    ========    ========
Supplemental cash flow information -- cash paid during the
  year for:
  Interest.................................................  $     47    $    226    $    810
  Income taxes.............................................     6,298      10,463         860
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     SpeedFam International, Inc. (the Company), an Illinois corporation, designs, develops, manufactures, markets, and services chemical mechanical polishing, or "CMP," systems used in the fabrication of semiconductor devices and other high throughput, precision surface processing systems used in the fabrication of thin film memory disk media, semiconductor wafers, and general industrial components. In addition, the Company markets and distributes slurries, parts, and expendables used in its customers' manufacturing processes. The Company's customers are primarily located in the United States, Europe, and the Far East.

  (a) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and the following wholly owned subsidiaries:

                       SUBSIDIARIES                           INCORPORATED
                       ------------                           ------------
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

  (b) Cash and Cash Equivalents and Short-term Investments

     Cash and cash equivalents include deposits in banks and highly liquid investments with original maturities of three months or less.

     All of the Company's short-term investments are classified as held-to-maturity securities. These securities are recorded at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as any interest on the securities, is included in interest income.

  (c) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  (d) Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Depreciation expense was $4,394, $2,795, and $1,172 in fiscal years 1998, 1997, and 1996, respectively. The estimated useful lives of the assets are as follows:

Buildings and improvements..................................  7 to 40 years
Machinery and equipment.....................................        5 years
Furniture and fixtures......................................   3 to 5 years
Leasehold improvements......................................  2 to 10 years

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

  (g) Installation and Warranty Costs

     Costs to be incurred by the Company related to product installation and warranty fulfillment are accrued at the date of shipment, and are estimated by the Company based on past experience. The accrual for product installation and warranty fulfillment, included in accrued expenses in the consolidated balance sheets, was $5,628 and $5,510 at the end of fiscal years 1998 and 1997, respectively.

  (h) Foreign Currency Translation

     Assets and liabilities of the Company's non-U.S. operations have been translated using the exchange rates in effect at each balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout each period. Local currencies are considered the functional currencies of the Company's foreign entities. Foreign currency exchange rates used to translate the financial statements are summarized below:

                                                   FOREIGN CURRENCY PER U.S. DOLLAR
                                                   --------------------------------
                                                     1998        1997        1996
                                                   --------    --------    --------
Rates at balance sheet date:
  Pound sterling (L).............................      .60         .62         .66
  Deutsche mark (DM).............................     1.80        1.73        1.53
  Japanese yen (Y)...............................   132.83      127.09      105.07

  (i) Treasury Stock

     The Company accounts for treasury stock using the cost method. All of the Company's treasury stock was retired upon completion of the Company's initial public offering of common stock in October, 1995 (see note 15).

  (j) Earnings Per Share

     In fiscal year 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes the effect of all potential common shares that are dilutive and outstanding during the reporting period. Earnings per share amounts for all periods presented have been restated to conform to SFAS No. 128.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         1998       1997       1996
                                                        -------    -------    -------
Numerator:
  Net earnings........................................  $12,863    $20,219    $11,821
                                                        =======    =======    =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares outstanding.....   14,971     11,349      9,344
  Effect of dilutive securities -- employee stock
     options..........................................      620        778        815
                                                        -------    -------    -------
  Denominator for diluted earnings per
     share -- adjusted weighted-average shares
     outstanding......................................   15,591     12,127     10,159
                                                        =======    =======    =======
Basic earnings per share..............................  $  0.86    $  1.78    $  1.27
                                                        =======    =======    =======
Diluted earnings per share............................  $  0.83    $  1.67    $  1.16
                                                        =======    =======    =======

     Options to purchase 457 shares of common stock, at an average price of $38.16 per share, were outstanding during 1998, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

  (k) Significant Customers and Concentration of Credit Risk

     Presented below is a summary of net sales to and commissions earned from significant customers as a percentage of total revenue. Net sales to and commissions earned from these customers are from both of the Company's segments.

CUSTOMER                                                  1998    1997    1996
--------                                                  ----    ----    ----
A.......................................................   *       10%     18%
B.......................................................   *       13       *

---------------
* Less than 10%.

  (l) Patents and Trademarks

     Patents and trademarks included in other assets, in the net amount of $1,613 and $769 at the end of fiscal years 1998 and 1997, respectively, are amortized on a straight-line basis over 17 years for patents and five years for trademarks.

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

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  (o) Employee Stock Plans

     Effective June 1, 1996, the Company adopted Statement of Financing Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option and stock purchase plans and, accordingly, does not recognize compensation cost. As prescribed by SFAS No. 123, note 11 contains a summary of the pro forma effects on reported net income and earnings per share for 1998, 1997 and 1996 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date.

  (p) Derivative Financial Instruments

     The Company uses derivative financial instruments to offset exposure to market risks arising from changes in foreign exchange rates. Derivative financial instruments currently utilized by the Company primarily include foreign currency forward contracts. The Company evaluates and monitors consolidated net exposures by currency and maturity, and external derivative financial instruments correlate with the net exposures in all material respects. Gains or losses related to hedges of firm commitments are deferred and included in the bases of the transactions when they are completed. Gains or losses on unhedged foreign currency transactions are included in income as part of cost of sales.

  (q) Reclassifications

     Certain reclassifications have been made in the fiscal 1997 and fiscal 1996 financial statements to conform to the fiscal 1998 presentation.

(2) SHORT-TERM INVESTMENTS

     The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of short-term investments classified as held-to-maturity are summarized as follows at May 31, 1998 and 1997:

                                                                 1998
                                          --------------------------------------------------
                                                       GROSS         GROSS
                                                     UNREALIZED    UNREALIZED    APPROXIMATE
                                           COST        GAINS         LOSSES      FAIR VALUE
                                          -------    ----------    ----------    -----------
Municipal and state governments.........  $45,342       $46            $8          $45,380
Corporate debt securities and other.....    5,493         4             1            5,496
                                          -------       ---            --          -------
                                          $50,835       $50            $9          $50,876
                                          =======       ===            ==          =======

                                                                 1997
                                          --------------------------------------------------
                                                       GROSS         GROSS
                                                     UNREALIZED    UNREALIZED    APPROXIMATE
                                           COST        GAINS         LOSSES      FAIR VALUE
                                          -------    ----------    ----------    -----------
Municipal and state governments.........  $20,216       $--            $5          $20,211
                                          =======       ===            ==          =======

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(3) INVENTORIES

     Inventories at the end of fiscal years 1998 and 1997 are summarized as follows:

                                                            1998       1997
                                                           -------    -------
Raw materials............................................  $25,223    $16,323
Work-in-process..........................................   11,423     16,030
Finished goods...........................................   18,886      3,496
                                                           -------    -------
Total inventories........................................  $55,532    $35,849
                                                           =======    =======

(4) PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at the end of fiscal years 1998 and 1997 are summarized as follows:

                                                            1998       1997
                                                          --------    -------
Land....................................................  $  8,507    $ 2,280
Buildings...............................................    19,097      2,156
Machinery and equipment.................................    25,141     11,321
Furniture and fixtures..................................     3,545      1,446
Leasehold improvements..................................       930        643
Construction in progress................................     6,167     13,832
                                                          --------    -------
                                                            63,387     31,678
Less accumulated depreciation...........................   (11,134)    (7,096)
                                                          --------    -------
Net property, plant, and equipment......................  $ 52,253    $24,582
                                                          ========    =======

(5) INVESTMENTS IN AFFILIATES

     The Company owns a 50% interest in SpeedFam Co., Ltd. The Company's equity investment in SpeedFam Co., Ltd. was $20,543 and $20,363 in 1998 and 1997, respectively. SpeedFam Co., Ltd.'s consolidated financial statements include the accounts of the following subsidiaries:

                          COMPANY                              LOCATION
                          -------                              --------
SpeedFam Clean System Co., Ltd..............................  Japan
Saku Seiki K.K..............................................  Japan
SpeedFam Incorporated.......................................  Taiwan
SpeedFam Korea Ltd..........................................  South Korea
SpeedFam India (Pvt.) Ltd...................................  India
SpeedFam (S.E.A.) Pte. Ltd..................................  Singapore
SpeedFam Malaysia SDN BHD...................................  Malaysia

     Significant intercompany balances and transactions have been eliminated. SpeedFam Co., Ltd.'s investments in three affiliated Japanese companies, Met-Coil Ltd.; CRT K.K.; Clean Technology K.K.; and Xevios Corporation are accounted for by the equity method.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Condensed consolidated financial statements of SpeedFam Co. Ltd., are as follows:

                                 BALANCE SHEETS

                                                                   APRIL 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and short-term investments...........................  $ 13,612    $  9,794
  Trade accounts receivable, net and due from affiliates....    89,359      77,380
  Inventories...............................................    20,723      25,063
  Prepaid expenses and other current assets.................     4,685       3,434
                                                              --------    --------
Total current assets........................................   128,379     115,671
Property, plant and equipment, net..........................    35,763      30,327
Other assets................................................     9,140       7,702
                                                              --------    --------
Total assets................................................  $173,282    $153,700
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current portion of long-term
     debt...................................................  $ 37,779    $ 15,841
  Accounts payable..........................................    58,440      64,523
  Accrued expenses..........................................     6,656       9,969
  Income taxes payable......................................     3,890       5,701
                                                              --------    --------
Total current liabilities...................................   106,765      96,034
                                                              --------    --------
Long-term debt..............................................    18,945      10,786
Other long-term liabilities.................................     6,486       6,154
                                                              --------    --------
Total long-term liabilities.................................    25,431      16,940
                                                              --------    --------
Stockholders' equity........................................    41,086      40,726
                                                              --------    --------
Total liabilities and stockholders' equity..................  $173,282    $153,700
                                                              ========    ========

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                                                  YEARS ENDED APRIL 30,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Net sales..................................................  $221,738    $220,281    $161,169
Costs and operating expenses...............................  (210,900)   (198,449)   (141,752)
                                                             --------    --------    --------
Earnings before income taxes...............................    10,838      21,832      19,417
Income taxes...............................................    (5,041)    (10,250)     (9,479)
                                                             --------    --------    --------
Net earnings before minority interest......................     5,797      11,582       9,938
Minority interest..........................................        66        (569)       (301)
                                                             --------    --------    --------
Net earnings...............................................     5,863      11,013       9,637
Retained earnings at beginning of year.....................    37,049      26,943      18,036
Common stock dividend......................................        --          --        (454)
Dividends..................................................    (1,750)       (907)       (276)
                                                             --------    --------    --------
Retained earnings at end of year...........................  $ 41,162    $ 37,049    $ 26,943
                                                             ========    ========    ========

     The following is a summary of SpeedFam International, Inc. and consolidated subsidiaries' transactions with SpeedFam Co., Ltd. and its subsidiaries.

                                                               1998      1997       1996
                                                              ------    -------    ------
Sales to SpeedFam Co., Ltd..................................  $  924    $ 1,520    $1,737
                                                              ======    =======    ======
Purchases from SpeedFam Co., Ltd............................  $6,344    $ 6,146    $7,612
                                                              ======    =======    ======
Commission revenue..........................................  $9,009    $12,430    $6,290
                                                              ======    =======    ======
Commission expense..........................................  $4,433    $ 2,707    $  582
                                                              ======    =======    ======

     Net amounts due to SpeedFam Co., Ltd. included in the consolidated balance sheets at the end of fiscal years 1998 and 1997 are $3,437 and $4,360, respectively.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company owns a 50% interest in Fujimi Corporation. The Company's equity investment in Fujimi Corporation was $3,757 and $3,593 in 1998 and 1997, respectively. Summary financial information relating to Fujimi Corporation is as follows:

                                 BALANCE SHEETS

                                                                   MAY 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                     ASSETS
Current assets..............................................  $11,063    $13,346
Other assets................................................       30         16
                                                              -------    -------
Total assets................................................  $11,093    $13,362
                                                              =======    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities.................................................  $ 3,579    $ 6,177
Stockholders' equity........................................    7,514      7,185
                                                              -------    -------
Total liabilities and stockholders' equity..................  $11,093    $13,362
                                                              =======    =======

                             STATEMENTS OF EARNINGS

                                                                   YEARS ENDED MAY 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Net sales..................................................  $ 36,767    $ 36,556    $ 19,734
Costs and operating expenses...............................   (31,332)    (30,775)    (18,235)
                                                             --------    --------    --------
Earnings before income taxes...............................     5,435       5,781       1,499
Income taxes...............................................    (2,207)     (2,205)       (589)
                                                             --------    --------    --------
Net earnings...............................................  $  3,228    $  3,576    $    910
                                                             ========    ========    ========

     The Company received dividends from Fujimi Corporation of $1,450, $100, and $25 in 1998, 1997, and 1996, respectively. Purchases from Fujimi Corporation approximated $2,271, $1,725, and $952 in 1998, 1997, and 1996, respectively.
Amounts due to Fujimi Corporation included in the consolidated balance sheets at the end of fiscal years 1998 and 1997 are $199 and $464, respectively.

(6) INCOME TAXES

     The Company files consolidated U.S. Federal income tax returns with its domestic subsidiary. Operations in the United Kingdom and Germany file local income tax returns. Earnings from consolidated companies before income taxes are as follows:

                                                 1998       1997       1996
                                                -------    -------    -------
U.S...........................................  $ 9,495    $18,608    $ 9,380
Non-U.S.......................................    2,406      2,580      1,503
                                                -------    -------    -------
Total.........................................  $11,901    $21,188    $10,883
                                                =======    =======    =======

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The provision (benefit) for income taxes is as follows:

                                                   1998      1997       1996
                                                  ------    -------    ------
Current:
  U.S. Federal..................................  $2,348    $ 6,673    $3,693
  State.........................................     780      1,800       965
  Non-U.S.......................................     640      1,025       537
                                                  ------    -------    ------
                                                   3,768      9,498     5,195
                                                  ------    -------    ------
Deferred:
  U.S. Federal and state........................    (462)    (1,311)     (915)
  Non-U.S.......................................     150       (150)      (14)
                                                  ------    -------    ------
                                                    (312)    (1,461)     (929)
                                                  ------    -------    ------
Income tax expense..............................  $3,456    $ 8,037    $4,266
                                                  ======    =======    ======

     The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) at the end of fiscal years 1998 and 1997 are attributable to:

                                                              1998      1997
                                                             ------    ------
Property, plant, and equipment.............................  $ (936)   $ (789)
Inventory..................................................     586       352
Allowance for doubtful accounts............................     443       469
Trademark amortization.....................................     105        98
Warranty accrual...........................................   2,157     2,201
Other......................................................     (36)     (221)
                                                             ------    ------
Net deferred tax asset.....................................  $2,319    $2,110
                                                             ======    ======

     The net deferred tax asset has been recorded on the balance sheet as follows:

                                                             1998       1997
                                                            -------    ------
Current deferred tax asset................................  $ 3,339    $2,912
Long-term deferred tax liability..........................   (1,020)     (802)
                                                            -------    ------
                                                            $ 2,319    $2,110
                                                            =======    ======

     There is no valuation allowance for deferred tax assets at the end of fiscal years 1998 or 1997. Deferred tax assets are considered realizable due to the expectation of future taxable income.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     A reconciliation between the Company's effective tax rate and the expected tax rate on earnings before income taxes is as follows:

                                                          1998    1997    1996
                                                          ----    ----    ----
Expected income tax rate................................   34%     35%     34%
Dividend income from affiliates.........................    1       1      --
State taxes, net of U.S. Federal tax benefit............    4       6       4
Foreign sales corporation...............................   (5)     (1)     --
Research and development tax credits....................   --      (1)     --
Tax exempt investment securities........................   (9)     (2)     --
Meals and entertainment.................................    2      --      --
Other...................................................    2      --       1
                                                           --      --      --
Effective income tax rate...............................   29%     38%     39%
                                                           ==      ==      ==

     No provision is made for income taxes on undistributed earnings of wholly owned non-U.S. subsidiaries and SpeedFam Co., Ltd., because it is the Company's present intention to reinvest substantially all the earnings of these operations. At the end of fiscal year 1998, there was approximately $26,372 of accumulated undistributed earnings of those operations. It is not practical for the Company to compute the amount of unrecognized deferred tax liability on the undistributed earnings.

(7) LONG-TERM DEBT

     The Company has a term loan payable in monthly installments of $26 (including interest at a fixed rate of 9.25%) beginning April 1, 1994 for five years. The balance due is $248 and $522 at May 31, 1998 and 1997, respectively. As all amounts due will be repaid during fiscal year 1999, the balance is shown as a current liability at May 31, 1998. The term loan payable is secured by certain machinery of SpeedFam Corporation.

     On August 29, 1997, the Company negotiated a new unsecured credit facility with its U.S. bank group. The new credit agreement provides for a revolving loan facility in the amount of $60,000 with a term of three years. If the loan is utilized, principal will be repaid at the end of the loan term. Interest will accrue and be paid monthly on the outstanding balance based on a 90 day LIBOR rate plus 25 to 100 basis points. The Company must meet certain financial objectives each year as defined in the credit agreement. At May 31, 1998, no amounts were outstanding on this loan facility.

     On October 31, 1996, SpeedFam Limited in the United Kingdom, a wholly owned subsidiary of SpeedFam International, Inc., entered into a L950 ($1,587) multi-currency revolving line of credit with the London branch of a U.S. bank. The revolving line of credit is secured by property and equipment of the subsidiary and is payable on demand. If the line of credit is utilized, interest will accrue on the outstanding balance at 2.0% above the bank's base rate (7.25% and 6.0% at April 30, 1998 and 1997, respectively). As of April 30, 1998 and 1997, no amounts were outstanding on this credit facility.

(8) COMMITMENTS AND CONTINGENCIES

     During fiscal year 1996, the Company entered into a technology license agreement related to the development of a new product introduced during fiscal year 1997. The agreement obligates the Company to make annual royalty payments of 5.5% of the Company's net sales of products using the licensed technology for ten years. The annual royalty payments are subject to a minimum payment of $150 beginning in fiscal year 1998 and $200 for fiscal years 1999 to 2006.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company and its subsidiaries occupy certain manufacturing and office facilities and use certain equipment under noncancelable operating leases expiring at various dates through fiscal year 2001. Rental expense aggregated approximately $1,635, $1,235, and $917 in fiscal years 1998, 1997, and 1996, respectively.

     Future minimum lease payments for all noncancelable operating leases having remaining terms in excess of one year at the end of fiscal year 1998 are as follows:

YEAR                                                          AMOUNT
----                                                          ------
1999........................................................  $1,907
2000........................................................   1,311
2001........................................................     787
2002........................................................     305
2003 and thereafter.........................................      66
                                                              ------
Total.......................................................  $4,376
                                                              ======

(9) FORWARD EXCHANGE CONTRACTS

     The notional amounts of foreign exchange contracts as of May 31, 1998 and May 31, 1997 were as follows:

                                                             1998      1997
                                                            ------    -------
Forward exchange contracts to buy foreign currency........  $2,833    $16,670
                                                            ======    =======
Forward exchange contracts to sell foreign currency.......  $1,637    $ 3,379
                                                            ======    =======

     All currency forward contracts outstanding at May 31, 1998 have maturities of less than one year and are primarily to buy or sell Japanese yen in exchange for U.S. dollars. Management believes that these contracts should not subject the Company to undue risk from foreign exchange movements, because gains and losses on these contracts generally offset gains and losses on the assets, liabilities, and transactions being hedged.

(10) SAVINGS AND PROFIT-SHARING PLANS

     The Company maintains defined-contribution savings and profit-sharing plans for its employees. The plans cover certain employees who meet length of service requirements. Expenses under the plans, determined by the Company's Board of Directors, aggregated $143, $2,414, and $1,443 in fiscal years 1998, 1997, and 1996, respectively.

(11) STOCK OPTION PLANS

     The Company grants options to employees under the 1991 Employee Incentive Stock Option Plan and the 1995 Stock Plan for Employees and Directors of the Company. Under the plans, options may be granted to purchase up to 2,500,000 shares of the Company's authorized but unissued common stock. Prior to fiscal year 1995, stock options were granted at 100% to 110% of the value of the Company's common stock as determined by an established formula. In fiscal year 1995, stock options were granted at 100% to 110% of the fair value of the Company's common stock as determined by an independent appraiser. Subsequent to fiscal year 1995 stock options are granted at a price not less than the fair market value on the date of grant. The stock options vest over five years (i.e., 20% each year) with the exception of 163,800 stock options issued in 1992, which vested immediately. The stock options expire 10 years after the grant date, except for 71,100 stock options which expire five years after the grant date.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes option activity and related information:

                                                                           WEIGHTED AVERAGE
                                           OPTIONS     PRICE PER SHARE      EXERCISE PRICE
                                          ---------    ----------------    ----------------
BALANCE AT MAY 31, 1995.................  1,103,660    $  2.04 - $ 6.41         $ 2.87
  Granted...............................    330,976      10.75 -  20.50          20.07
  Exercised.............................   (127,668)      2.04 -   5.83           2.12
  Canceled or expired...................    (33,900)      2.04 -   5.83           2.25
                                          ---------    --------- ------         ------
BALANCE AT MAY 31, 1996.................  1,273,068       2.04 -  20.50           7.43
  Granted...............................    496,200      15.75 -  37.75          36.16
  Exercised.............................   (234,976)      2.04 -  18.25           2.53
  Canceled or expired...................    (12,360)      5.83 -  20.50          14.72
                                          ---------    --------- ------         ------
BALANCE AT MAY 31, 1997.................  1,521,932       2.04 -  37.75          17.17
  Granted...............................    557,420      19.50 -  59.00          23.01
  Exercised.............................   (222,013)      2.04 -  20.50           5.68
  Canceled or expired...................   (123,661)      2.04 -  56.50          22.59
                                          ---------    --------- ------         ------
BALANCE AT MAY 31, 1998.................  1,733,678    $  2.04 - $59.00         $20.13
                                          =========    ========= ======         ======

     The following table summarizes information about stock options outstanding at May 31, 1998:

                                   WEIGHTED AVERAGE
                     OPTIONS          REMAINING          WEIGHTED         OPTIONS          WEIGHTED
   RANGE OF       OUTSTANDING AT   CONTRACTUAL LIFE      AVERAGE       EXERCISABLE AT      AVERAGE
EXERCISE PRICES    MAY 31, 1998        (YEARS)        EXERCISE PRICE    MAY 31, 1998    EXERCISE PRICE
---------------   --------------   ----------------   --------------   --------------   --------------
$ 2.04 - $ 2.41       335,900            5.27             $ 2.08          231,080           $ 2.08
$ 5.83 - $ 6.41       146,970            6.25               5.91           73,018             5.93
$10.75 - $15.75        29,400            8.05              14.31            6,200            14.19
$18.25 - $26.69       761,808            9.30              20.19           94,068            20.57
$32.50 - $46.75       421,950            9.00              36.59           86,189            36.45
$51.00 - $59.00        37,650            9.34              55.47               --               --
                    ---------            ----             ------          -------           ------
$ 2.04 - $59.00     1,733,678            8.17             $20.13          490,555           $12.39
                    =========            ====             ======          =======           ======

     As permitted under SFAS No. 123, the Company has elected to follow APB No. 25 in accounting for stock-based awards to employees. Accordingly, no compensation cost has been recognized for the stock option and stock purchase plans. Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value at the grant date for awards in fiscal years 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         1998       1997       1996
                                                        -------    -------    -------
Net income as reported................................  $12,863    $20,219    $11,821
Pro forma net income..................................  $11,363    $19,537    $11,763
Basic earnings per share as reported..................  $  0.86    $  1.78    $  1.27
Basic pro forma earnings per share....................  $  0.76    $  1.72    $  1.26
Diluted earnings per share as reported................  $  0.83    $  1.67    $  1.16
Diluted pro forma earnings per share..................  $  0.73    $  1.61    $  1.16

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     In accordance with the provisions of SFAS No. 123, pro forma net income reflects only options granted in fiscal years 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost of options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period of five years, and compensation cost for options granted prior to June 1, 1995 is not considered.

     In calculating pro forma compensation, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for grants made in fiscal years 1998, 1997 and 1996.

                                                   1998       1997       1996
                                                  -------    -------    -------
Dividend yield..................................     None       None       None
Expected volatility.............................       61%        56%        56%
Risk-free interest rate.........................     5.53%      6.38%      6.35%
Expected lives..................................  3 years    3 years    3 years

     The weighted average fair value of options granted during the year was $10.35 per share, $15.21 per share and $8.68 per share for fiscal years 1998, 1997 and 1996, respectively.

     The pro forma net income and earnings per share listed above includes expense related to the Company's 1995 Employee Stock Purchase Plan. The fair value of grants under the employee stock purchase plan is estimated on the grant date using the Black-Scholes model with the following weighted average assumptions for grants made in fiscal years 1998, 1997 and 1996:

                                                      1998          1997          1996
                                                   ----------    ----------    ----------
Dividend yield...................................        None          None          None
Expected volatility..............................          61%           56%           56%
Risk-free interest rate..........................        5.32%         5.41%         5.33%
Expected lives...................................    1/2 year      1/2 year      1/2 year

     The weighted average fair value of purchase rights granted during the year was $7.06 per share, $6.48 per share and $3.30 per share for fiscal years 1998, 1997 and 1996, respectively.

(12) EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1995 Employee Stock Purchase Plan qualifies under Section 423 of the Internal Revenue Code and the Company has reserved 500,000 shares of common stock for issuance under the plan. The plan provides that eligible employees may purchase stock at 85% of its fair value on specified dates. Under the plan, the Company sold 89,751, 73,703, and -0- shares in fiscal years 1998, 1997, and 1996, respectively.

(13) BUSINESS SEGMENT INFORMATION

     The Company classifies its products into two core business segments: (i) equipment, parts, and expendables, which is comprised of the Company's operations in designing, developing, manufacturing, marketing, and servicing high throughput, precision surface processing systems; and (ii) slurries, which is

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

comprised of the distribution and sale of materials used in the customers' manufacturing processes. Information concerning the Company's business segments in fiscal years 1998, 1997, and 1996 is as follows:

                                                       1998        1997        1996
                                                     --------    --------    --------
Revenue:
  Sales to unaffiliated customers:
     Equipment, parts, and expendables.............  $147,444    $134,658    $ 88,050
     Slurries......................................    28,803      26,336      25,830
                                                     --------    --------    --------
  Total sales to unaffiliated customers............   176,247     160,994     113,880
                                                     --------    --------    --------
  Commissions from affiliate -- equipment, parts,
     and expendables...............................     9,009      12,430       6,290
                                                     --------    --------    --------
Total revenue......................................  $185,256    $173,424     120,170
                                                     ========    ========    ========
Segment operating profit:
  Equipment, parts, and expendables................  $  5,697    $ 24,328      14,585
  Slurries.........................................     1,786       2,363         572
                                                     --------    --------    --------
Total segment operating profit.....................     7,483      26,691      15,157
                                                     --------    --------    --------
General corporate income (expense).................     4,465      (5,300)     (3,583)
Interest expense...................................       (47)       (203)       (691)
                                                     --------    --------    --------
Earnings from consolidated companies before income
  taxes............................................  $ 11,901    $ 21,188    $ 10,883
                                                     ========    ========    ========
Identifiable assets:
  Equipment, parts, and expendables................  $132,293    $ 87,357    $ 62,177
  Slurries.........................................     9,427       8,460       8,836
  Investments in affiliates........................    24,299      23,956      20,450
  Corporate assets.................................   163,746      86,727      16,521
                                                     --------    --------    --------
Total identifiable assets..........................  $329,765    $206,500    $107,984
                                                     ========    ========    ========
Capital expenditures:
  Equipment, parts, and expendables................  $ 20,215    $ 15,162    $  5,197
  Slurries.........................................        99          94          35
  Corporate........................................    11,757       2,175       2,889
                                                     --------    --------    --------
Total capital expenditures.........................  $ 32,071    $ 17,431    $  8,121
                                                     ========    ========    ========
Depreciation expense:
  Equipment, parts, and expendables................  $  3,734    $  2,467    $  1,044
  Slurries.........................................        69          31          29
  Corporate........................................       591         297          99
                                                     --------    --------    --------
Total depreciation expense.........................  $  4,394    $  2,795    $  1,172
                                                     ========    ========    ========

     Intersegment sales are not material. Segment operating profit represents total revenue less cost of sales and operating expenses, and excludes equity in net earnings of affiliates, general corporate expenses, interest income and expense, and income taxes. Segment identifiable assets are those assets employed in each segment's operation, including an allocated value. Corporate assets consist primarily of cash and cash equivalents, investments, and other assets not employed in production.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Information regarding the Company's operations in the United States and internationally is presented below:

                                                       1998        1997        1996
                                                     --------    --------    --------
Net sales:
  United States....................................  $166,855    $152,216    $103,698
  Europe...........................................    10,966       9,856      10,855
  Intercompany sales...............................    (1,574)     (1,078)       (673)
                                                     --------    --------    --------
Consolidated net sales.............................  $176,247    $160,994    $113,880
                                                     ========    ========    ========
Operating profit:
  United States....................................  $  3,791    $ 20,736      10,184
  Europe...........................................     2,059         780         917
  Eliminations.....................................        94         (30)        (10)
                                                     --------    --------    --------
Operating profit...................................  $  5,944    $ 21,486    $ 11,091
                                                     ========    ========    ========
  Identifiable assets:
  United States....................................  $132,468    $ 88,762      66,059
  Europe...........................................     9,222       7,055       4,954
  Corporate........................................   188,075     110,683      36,971
                                                     --------    --------    --------
Consolidated identifiable assets...................  $329,765    $206,500    $107,984
                                                     ========    ========    ========

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Following is a summary of unaudited quarterly information:

                                               FIRST     SECOND      THIRD     FOURTH
                                              QUARTER    QUARTER    QUARTER    QUARTER
                                              -------    -------    -------    -------
Year ended May 31, 1997:

  Total revenue.............................  $39,728    $39,119    $45,280    $49,297
                                              =======    =======    =======    =======
  Gross margin..............................  $13,946    $15,027    $19,689    $21,261
                                              =======    =======    =======    =======
  Net earnings..............................  $ 4,038    $ 4,783    $ 4,909    $ 6,489
                                              =======    =======    =======    =======
  Basic earnings per share..................  $  0.38    $  0.45    $  0.45    $  0.49
                                              =======    =======    =======    =======
  Diluted earnings per share................  $  0.36    $  0.42    $  0.42    $  0.46
                                              =======    =======    =======    =======
Year ended May 31, 1998:

  Total revenue.............................  $53,847    $56,528    $48,380    $26,501
                                              =======    =======    =======    =======
  Gross margin..............................  $23,016    $24,759    $20,039    $ 7,691
                                              =======    =======    =======    =======
  Net earnings (loss).......................  $ 5,557    $ 7,620    $ 5,143    $(5,457)
                                              =======    =======    =======    =======
  Basic earnings (loss) per share...........  $  0.41    $  0.52    $  0.32    $ (0.34)
                                              =======    =======    =======    =======
  Diluted earnings (loss) per share.........  $  0.39    $  0.49    $  0.31    $ (0.34)
                                              =======    =======    =======    =======

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(15) OFFERINGS OF COMMON STOCK

     In October 1995, the Company completed its initial public offering of common stock. The Company issued 2,928 shares of common stock and received proceeds of $28,284, net of underwriters' discounts and commissions and offering expenses.

     In February 1997, the Company completed an additional public offering of common stock. The Company issued 2,500 shares of common stock and received proceeds of $77,673, net of underwriters' discounts and commissions and offering expenses.

     In October 1997, the Company completed a public offering of common stock. The Company issued 2,327 shares of common stock and received proceeds of $116,704, net of underwriters' discounts and commissions and offering expenses.

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments at May 31, 1998 and 1997 include cash equivalents, short-term investments, trade receivables, trade payables, foreign exchange contracts, and long-term debt. The carrying value of cash equivalents, short-term investments, trade receivables, and trade payables approximates fair value because of the short maturity of these instruments. The fair values of foreign currency contracts (used for hedging purposes) is estimated by obtaining quotes from brokers. The fair value of the Company's long-term debt is not materially different from its financial statement carrying value. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities.

(17) OTHER INCOME (EXPENSE)

     Other income (expense) consisted of the following for fiscal years 1998, 1997, and 1996:

                                                     1998      1997     1996
                                                    ------    ------    -----
Net gain on sales of assets.......................  $   42    $   32    $  10
Expenses of canceled public offering..............      --      (493)      --
Interest income...................................   5,687     1,079      454
Interest expense..................................     (47)     (203)    (691)
Miscellaneous, net................................     275      (713)      19
                                                    ------    ------    -----
                                                    $5,957    $ (298)   $(208)
                                                    ======    ======    =====

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
SpeedFam Co., Ltd.:

     We have audited the accompanying consolidated balance sheets of SpeedFam Co., Ltd. and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1998. These consolidated financial statements are the responsibility of the management of SpeedFam Co., Ltd. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpeedFam Co., Ltd. and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1998, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

June 26, 1998
Chicago, Illinois

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            APRIL 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1998        1997
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,883    $  7,097
  Short-term investments....................................     4,729       2,697
  Trade accounts and notes receivable, less allowance for
     doubtful accounts of $910 and $854 in 1998 and 1997,
     respectively...........................................    82,522      71,383
  Inventories...............................................    20,723      25,063
  Due from affiliated companies.............................     6,837       5,997
  Deferred income taxes.....................................     1,073       1,141
  Prepaid expenses and other current assets.................     3,612       2,293
                                                              --------    --------
Total current assets........................................   128,379     115,671
Investments in affiliates...................................       853         780
Property, plant, and equipment, net.........................    35,763      30,327
Deferred income taxes.......................................     2,164         961
Other assets................................................     6,123       5,961
                                                              --------    --------
                                                              $173,282    $153,700
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $ 33,075    $ 12,002
  Current portion of long-term debt.........................     4,411       3,677
  Current portion of obligations under capital leases.......       293         162
  Accounts payable..........................................    58,440      64,523
  Accrued expenses..........................................     6,656       9,969
  Income taxes payable......................................     3,890       5,701
                                                              --------    --------
Total current liabilities...................................   106,765      96,034
                                                              --------    --------
Long-term liabilities:
  Long-term debt............................................    18,095      10,128
  Obligations under capital leases..........................       850         658
  Liability for employee benefits...........................     5,126       4,049
  Minority interest.........................................     1,360       2,105
                                                              --------    --------
Total long-term liabilities.................................    25,431      16,940
                                                              --------    --------
Stockholders' equity:
  Common stock, $3 par value, 240,000 shares authorized,
     198,000 shares issued and outstanding at April 30, 1998
     and 1997...............................................       664         664
  Retained earnings.........................................    41,162      37,049
  Cumulative foreign currency translation adjustments.......      (844)      2,817
  Unrealized gains on marketable securities.................       104         196
                                                              --------    --------
Total stockholders' equity..................................    41,086      40,726
                                                              --------    --------
Total liabilities and stockholders' equity..................  $173,282    $153,700
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   YEARS ENDED APRIL 30, 1998, 1997, AND 1996
                             (DOLLARS IN THOUSANDS)

                                                               1998        1997        1996
                                                             --------    --------    --------
Net sales..................................................  $221,738    $220,281    $161,169
Cost of sales..............................................   165,152     153,508     106,912
                                                             --------    --------    --------
Gross margin...............................................    56,586      66,773      54,257
Selling, general, and administrative expenses..............    45,622      45,815      34,298
                                                             --------    --------    --------
Operating profit...........................................    10,964      20,958      19,959
                                                             --------    --------    --------
Other income (expense):
  Losses on sales of assets................................      (956)       (222)       (710)
  Equity in net earnings (loss) of affiliates..............       114          48        (203)
  Interest income..........................................       426         401         407
  Interest expense.........................................    (1,114)       (751)       (851)
  Miscellaneous, net.......................................     1,404       1,398         815
                                                             --------    --------    --------
                                                                 (126)        874        (542)
                                                             --------    --------    --------
Earnings before income taxes and minority interest.........    10,838      21,832      19,417
Income tax expense.........................................     5,041      10,250       9,479
                                                             --------    --------    --------
Earnings before minority interest..........................     5,797      11,582       9,938
Minority interest..........................................        66        (569)       (301)
                                                             --------    --------    --------
Net earnings...............................................  $  5,863    $ 11,013    $  9,637
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED APRIL 30, 1998, 1997, AND 1996
                             (DOLLARS IN THOUSANDS)

                                                              CUMULATIVE
                                                                FOREIGN
                                                               CURRENCY       UNREALIZED
                                          COMMON   RETAINED   TRANSLATION   GAINS (LOSSES)
                                          STOCK    EARNINGS   ADJUSTMENTS   ON SECURITIES     TOTAL
                                          ------   --------   -----------   --------------   -------
Balance at April 30, 1995...............   $210    $18,036      $15,954          $ 15        $34,215
Net earnings............................     --      9,637           --            --          9,637
Common stock dividend...................    454       (454)          --            --             --
Foreign currency translation
  adjustments...........................     --         --       (6,608)           --         (6,608)
Cash dividends..........................     --       (276)          --            --           (276)
Unrealized gains on securities..........     --         --           --           123            123
                                           ----    -------      -------          ----        -------
Balance at April 30, 1996...............    664     26,943        9,346           138         37,091
Net earnings............................     --     11,013           --            --         11,013
Foreign currency translation
  adjustments...........................     --         --       (6,529)           --         (6,529)
Cash dividends..........................     --       (907)          --            --           (907)
Unrealized gains on securities..........     --         --           --            58             58
                                           ----    -------      -------          ----        -------
Balance at April 30, 1997...............    664     37,049        2,817           196         40,726
Net earnings............................     --      5,863           --            --          5,863
Foreign currency translation
  adjustments...........................     --         --       (3,661)           --         (3,661)
Cash dividends..........................     --     (1,750)          --            --         (1,750)
Unrealized losses on securities.........     --         --           --           (92)           (92)
                                           ----    -------      -------          ----        -------
Balance at April 30, 1998...............   $664    $41,162      $  (844)         $104        $41,086
                                           ====    =======      =======          ====        =======

          See accompanying notes to consolidated financial statements.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED APRIL 30, 1998, 1997, AND 1996
                             (DOLLARS IN THOUSANDS)

                                                               1998        1997        1996
                                                             --------    --------    --------
Cash flows from operating activities:
  Net earnings.............................................  $  5,863    $ 11,013    $  9,637
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Equity in net earnings (loss) of affiliates...........      (114)        (48)        203
     Depreciation and amortization.........................     5,338       3,699       2,267
     Benefit from deferred income taxes....................    (1,211)       (810)     (1,368)
     Losses on sales of assets.............................       956         222         710
     Other, net............................................       165         291         364
     Changes in net assets and liabilities:
       Trade accounts and notes receivable and due from
          affiliates.......................................   (16,949)    (29,579)    (18,608)
       Inventories.........................................     3,334      (9,288)    (11,661)
       Prepaid expenses and other assets...................    (2,389)     (1,679)     (2,462)
       Accounts payable....................................    (3,597)     27,212      22,102
       Accrued expenses and other liabilities..............    (2,391)      6,441       5,482
       Income taxes, net...................................    (1,585)     (2,053)      7,509
                                                             --------    --------    --------
Net cash provided by (used in) operating activities........   (12,580)      5,421      14,175
                                                             --------    --------    --------
Cash flows from investing activities:
  Capital expenditures.....................................   (14,351)    (18,135)     (7,129)
  Proceeds from sales of assets............................       572         454         283
  Other investing activities...............................    (2,503)        303       3,435
                                                             --------    --------    --------
Net cash used in investing activities......................   (16,282)    (17,378)     (3,411)
                                                             --------    --------    --------
Cash flows from financing activities:
  Dividends paid...........................................    (1,750)       (907)       (276)
  Short-term borrowings, net...............................    23,086       5,876      (4,824)
  Principal payments under capital lease obligations.......       546        (128)         --
  Proceeds from long-term debt.............................    13,866       8,226       2,528
  Principal payments on long-term borrowings...............    (3,909)     (3,350)     (3,176)
                                                             --------    --------    --------
Net cash provided by (used in) financing activities........    31,839       9,717      (5,748)
                                                             --------    --------    --------
Effect of foreign currency rate changes on cash............    (1,191)     (1,656)     (1,257)
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......     1,786      (3,896)      3,759
Cash and cash equivalents at beginning of year.............     7,097      10,993       7,234
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $  8,883    $  7,097    $ 10,993
                                                             ========    ========    ========
Supplemental cash flow information:
  Cash paid during the year for:
     Interest..............................................  $  1,135    $    813    $    720
                                                             ========    ========    ========
     Income taxes..........................................  $  8,043    $ 12,794    $  3,389
                                                             ========    ========    ========
  Capital lease obligation increase during the period......  $    528    $  1,034    $     --
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            APRIL 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     SpeedFam Co., Ltd. (the Company) was incorporated in 1971 as a joint venture owned equally by two corporate shareholders, Obara Corporation, a Japanese company, and SpeedFam International, Inc., a U.S. company.

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

  (b) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and the following subsidiaries:

                                                       PERCENTAGE OF                    FISCAL
                    SUBSIDIARIES                         OWNERSHIP       LOCATION      YEAR END
                    ------------                       -------------    -----------    --------
SpeedFam Clean Systems Co., Ltd. ....................      62.50%(*)    Japan          March 31
Saku Seiki Co., Ltd. ................................      74.38(**)    Japan          March 31
SpeedFam Incorporated................................     100.00        Taiwan         March 31
SpeedFam Korea Ltd. .................................     100.00        South Korea    March 31
SpeedFam India (Pvt.) Ltd. ..........................      82.00        India          March 31
SpeedFam (Malaysia) SDN BHD..........................     100.00        Malaysia       March 31
SpeedFam (S.E.A.) Pte. Ltd. .........................     100.00        Singapore      March 31

---------------
(*)  61.25% (1997 and 1996)
(**) 53.54% (1997 and 1996)

     All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on April 30.

     The Company's investments in the common stock of affiliates, Met Coil Ltd. (50% owned); CRT K.K. (23.08% owned); and Xevios Corporation (50% owned, acquired in fiscal year 1996), are accounted for by the equity method.

     The investment in Clean Technology K.K., a 27.5% owned affiliate of SpeedFam Clean Systems Co., Ltd., and 22.5% owned directly by the Company, is accounted for by the equity method.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

  (c) Cash and Cash Equivalents

     Cash and cash equivalents include deposits in banks and highly liquid short-term investments with original maturities of three months or less. These highly liquid short-term investments are carried at cost which approximates market.

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

  (e) Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation is provided on the declining balance method over the estimated useful lives of the assets. Depreciation expense was $5,256, $3,542 and $2,148 in fiscal years 1998, 1997, and 1996, respectively. The estimated useful lives of the assets are as follows:

Buildings and improvements..................................    5 to 65 years
Machinery and equipment.....................................    3 to 13 years
Furniture and fixtures......................................    2 to 20 years
Leasehold improvements......................................     2 to 5 years

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

  (i) Warranty Costs

     Generally, the Company provides a one-year warranty against manufacturer's defects on all machines sold. Provision for warranty expense is provided based upon an estimate derived from historical experience factors.

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

                                                  JAPANESE YEN PER FOREIGN CURRENCY
                                                 ------------------------------------
                                                    1998         1997         1996
                                                 ----------    ---------    ---------
Rates at balance sheet date:
  South Korean won (March).....................  10.25/100     13.91/100    13.78/100
  Taiwan dollar (NT$) (March)..................     4.00         4.49         3.91
  India rupee (RPS) (March)....................     3.28         3.39         3.06
  Singapore dollar (S$)........................    83.04         87.36        74.09
  Thailand baht................................     3.41         4.56         4.15
  U.S. dollar..................................    132.40       127.09       105.07

  (k) Significant Customer

     The Company had sales to a Japanese company that amounted to approximately 20.3%, 12.5%, and 11.2% of net sales in fiscal years 1998, 1997, and 1996, respectively.

  (l) Research and Development

     Research and development expense amounted to approximately $7,481, $11,488, and $6,651 in fiscal years 1998, 1997, and 1996, respectively. Such expenditures are expensed as incurred.

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

  (n) Reclassifications

     Certain amounts in the fiscal year 1997 and 1996 financial statements have been reclassified to conform with the fiscal year 1998 financial statement presentation.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

  (o) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

     Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(2) INVENTORIES

     Inventories at the end of fiscal years 1998 and 1997 are summarized as follows:

                                                               1998       1997
                                                              -------    -------
Raw materials...............................................  $ 1,001    $   732
Work-in-process.............................................   13,788     20,760
Finished goods..............................................    5,934      3,571
                                                              -------    -------
          Total inventories.................................  $20,723    $25,063
                                                              =======    =======

(3) INVESTMENTS

     Investments at the end of fiscal years 1998 and 1997 are summarized as follows:

                                                               1998      1997
                                                              ------    ------
Held-to-maturity debt securities, at amortized cost.........  $  111    $  115
Time deposits...............................................   4,618     2,582
                                                              ------    ------
          Total short-term investments......................   4,729     2,697
Available-for-sale equity securities, at fair value,
  included in other assets..................................     582       762
                                                              ------    ------
          Total investments.................................  $5,311    $3,459
                                                              ======    ======

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale and held-to-maturity securities at the end of fiscal years 1998 and 1997 are as follows:

                                                              GROSS         GROSS
                                                            UNREALIZED    UNREALIZED
                                               AMORTIZED     HOLDING       HOLDING      FAIR
                                                 COST         GAINS         LOSSES      VALUE
                                               ---------    ----------    ----------    -----
1998:
Available-for-sale equity securities.........    $445          $194          $(57)      $582
Held-to-maturity debt securities.............    $111          $ --          $ --       $111
1997:
Available-for-sale equity securities.........    $436          $351          $(25)      $762
Held-to-maturity debt securities.............    $115          $ --          $ --       $115

     No investments classified as available-for-sale were sold during fiscal years 1998 and 1997. The Company does not hold securities for trading purposes.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

(4) PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at the end of fiscal years 1998 and 1997 are summarized as follows:

                                                                1998        1997
                                                              --------    --------
  Land......................................................  $ 11,351    $  6,548
  Buildings and improvements................................    15,153      14,864
  Machinery and equipment...................................    23,202      18,870
  Furniture and fixtures....................................     3,723       3,592
  Construction in progress..................................       469       1,344
                                                              --------    --------
                                                                53,898      45,218
  Less accumulated depreciation.............................   (18,135)    (14,891)
                                                              --------    --------
  Net property, plant, and equipment........................  $ 35,763    $ 30,327
                                                              ========    ========

(5) INCOME TAXES

     Earnings before income taxes and minority interest are as follows:

                                                         1998       1997       1996
                                                        -------    -------    -------
Japan.................................................  $ 4,429    $16,592    $15,135
Non-Japan.............................................    6,409      5,240      4,282
                                                        -------    -------    -------
          Total.......................................  $10,838    $21,832    $19,417
                                                        =======    =======    =======

     The provision (benefit) for income taxes is as follows:

                                                         1998       1997       1996
                                                        -------    -------    -------
Current:
  Japan...............................................  $ 4,604    $ 9,699    $ 9,546
  Non-Japan...........................................    1,648      1,361      1,301
                                                        -------    -------    -------
                                                          6,252     11,060     10,847
Deferred:
  Japan...............................................   (1,291)      (810)    (1,360)
  Non-Japan...........................................       80         --         (8)
                                                        -------    -------    -------
          Total.......................................  $ 5,041    $10,250    $ 9,479
                                                        =======    =======    =======

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     The tax effects of temporary differences that give rise to the deferred tax assets at the end of fiscal years 1998 and 1997 are attributable to:

                                                               1998      1997
                                                              ------    ------
Property, plant, and equipment..............................  $ (153)   $ (397)
Inventory...................................................     426       104
Allowance for doubtful accounts.............................     (35)      (50)
Accrued employee benefits...................................   1,880     1,515
Accrued vacation............................................     215       167
Business tax................................................     265       599
Long-term prepaid expenses..................................     183        --
Net operating loss carryforwards............................     383        --
Valuation allowance.........................................    (378)       --
Other.......................................................     451       164
                                                              ------    ------
Net deferred tax asset......................................  $3,237    $2,102
                                                              ======    ======
Current deferred tax asset..................................   1,073     1,141
Noncurrent deferred tax asset...............................   2,164       961
                                                              ------    ------
Net deferred tax asset......................................  $3,237    $2,102
                                                              ======    ======

     The Company recorded a valuation allowance of $378 for deferred tax assets at the end of fiscal year 1998. There was no valuation allowance at the end of fiscal year 1997. Net deferred tax assets are considered realizable due to the expectation of future taxable income. Deferred income tax benefits included as a component of stockholders' equity related to unrealized gains and losses on marketable securities aggregated $69 and $184 at the end of fiscal years 1998 and 1997, respectively.

     At April 30, 1998, certain subsidiaries have net operating loss carryforwards for income tax purposes of $878 which are available to offset future taxable income, if any, through fiscal year 2003.

     Amendments to Japanese tax regulations were enacted into law on March 31, 1998. As a result of these amendments, the normal income tax rate was reduced from approximately 51% to 47% effective beginning with the Company's fiscal year 1999. Current income taxes were calculated at the rate of 51% in effect for fiscal year 1998. Deferred income taxes were calculated at the rate of 47%.

     A reconciliation between the Company's effective tax rate and the expected tax rate of 51% in Japan on earnings before income taxes and minority interest is as follows:

                                                              1998    1997    1996
                                                              ----    ----    ----
Expected income tax rate....................................   51%     51%     51%
Expenses not deductible for tax purposes....................    5       4       4
Equity in earnings of affiliates............................   (1)     --       1
Differences of non-Japan and "expected" tax rates...........  (15)     (6)     (5)
Tax credit for research and development.....................   --      (3)     (3)
Effect of the income tax rate reduction.....................    3      --      --
Increase in the valuation allowance.........................    4      --      --
Other, net..................................................   --       1       1
                                                              ---      --      --
Effective income tax rate...................................   47%     47%     49%
                                                              ===      ==      ==

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     No provision is made for income taxes on undistributed earnings of non-Japan subsidiaries. The Company believes that the amount of income taxes that would be incurred if these earnings were remitted would not be significant because of available tax credits.

     The Company's corporate tax returns through the end of fiscal year 1997 have been examined by the Japanese tax authorities.

(6) SHORT-TERM BORROWINGS

     Short-term borrowings are summarized as follows:

                                                               1998       1997
                                                              -------    -------
Bank borrowings, including overdraft........................  $26,915    $ 7,312
Trade notes discounted at banks, with recourse..............    6,160      4,690
                                                              -------    -------
                                                              $33,075    $12,002
                                                              =======    =======

     Short-term borrowings are secured by trade notes receivable with a net book value of $6,160 at the end of fiscal year 1998. The short-term borrowings had weighted average interest rates of 1.65%, 1.89%, and 2.34% in fiscal years 1998, 1997, and 1996, respectively.

(7) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               1998       1997
                                                              -------    -------
Mortgage debentures:
  2nd Series, due September 1999, fixed interest rate of
     5.7%...................................................  $ 2,259    $ 2,360
  3rd Series, due December 2000, fixed interest rate of
     1.7%...................................................      753        787
Loans from banks and other financial institutions, maturing
  1998 to 2004, with weighted average interest rates of
  2.75% and 2.23% in 1998 and 1997, respectively............   19,494     10,658
                                                              -------    -------
Total long-term debt........................................   22,506     13,805
Less current portion of long-term debt......................    4,411      3,677
                                                              -------    -------
Net long-term debt..........................................  $18,095    $10,128
                                                              =======    =======

     The mortgage debentures are secured by land and buildings with a net book value of $3,147 at the end of fiscal year 1998.

     At the end of fiscal year 1998, the Company has provided guarantees for up to $201 of bank borrowings by SpeedFam India (Pvt.) Ltd., a subsidiary of the Company. The Company does not anticipate any loss from these arrangements.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     Annual maturities of long-term debt are as follows:

FISCAL YEAR                                                     AMOUNT
-----------                                                     -------
1999........................................................    $ 4,411
2000........................................................      5,114
2001........................................................      3,337
2002........................................................      2,293
2003 and thereafter.........................................      7,351
                                                                -------
                                                                $22,506
                                                                =======

(8) CAPITAL LEASE

     The Company is obligated under various capital leases for certain equipment which expire at various dates during the next five years. At the end of fiscal year 1998, the gross amount of equipment and related accumulated amortization recorded under capital leases was as follows:

Equipment...................................................    $1,550
     Less accumulated amortization..........................      (326)
                                                                ------
                                                                $1,224
                                                                ======

     Amortization of assets held under capital leases is included within depreciation expense. Future minimum capital lease payments as of the end of fiscal year 1998 are as follows:

FISCAL YEAR                                                     AMOUNT
-----------                                                     ------
1999........................................................    $  331
2000........................................................       331
2001........................................................       331
2002........................................................       201
2003........................................................        34
                                                                ------
Total minimum lease payments................................     1,228
Less amount representing interest (at rate of 2.04%)........       (85)
                                                                ------
Present value of net minimum capital lease payments.........     1,143
Less current installments of obligations under capital
  leases....................................................      (293)
                                                                ------
Obligation under capital leases, excluding current
  installments..............................................    $  850
                                                                ======

(9) COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries occupy certain manufacturing and office facilities and use certain equipment under noncancelable operating leases expiring at various dates through fiscal year 2003. Rental expense aggregated approximately $1,861 $1,728, and $1,635 in fiscal years 1998, 1997, and 1996, respectively.

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at the end of fiscal year 1998 are as follows:

FISCAL YEAR                                                     AMOUNT
-----------                                                     ------
1999........................................................    $  825
2000........................................................       684
2001........................................................       349
2002........................................................       144
2003 and thereafter.........................................        54
                                                                ------
          Total.............................................    $2,056
                                                                ======

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

     The funded status of the insured pension plan at the end of fiscal years 1998 and 1997 is as follows:

                                                               1998       1997
                                                              -------    -------
Actuarial present value of benefit obligations:
  Vested benefits...........................................  $(1,472)   $(1,197)
  Nonvested benefits........................................     (178)       (53)
                                                              -------    -------
Accumulated benefit obligation..............................  $(1,650)   $(1,250)
                                                              =======    =======
Projected benefit obligation................................  $(2,211)   $(1,662)
Plan assets at fair value...................................    1,619      1,579
                                                              -------    -------
Projected benefit obligation in excess of plan assets.......     (592)       (83)
Unrecognized net loss.......................................      509         25
Unrecognized net obligation at transition...................      121        140
Additional minimum liabilities..............................      (71)        --
                                                              -------    -------
Prepaid (accrued) pension cost..............................  $   (33)   $    82
                                                              =======    =======

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     The components of net periodic pension cost for the insured pension plan are shown below:

                                                              1998    1997    1996
                                                              ----    ----    ----
Service cost for benefits earned during the year............  $177    $150    $176
Interest cost on projected benefit obligation...............    90      79      87
Actual return on plan assets................................   (40)    (14)    (39)
Net amortization and deferral...............................     4     (16)     10
                                                              ----    ----    ----
                                                              $231    $199    $234
                                                              ====    ====    ====
Significant actuarial assumptions:
  Discount rate.............................................   3.5%    5.5%    5.5%
  Rate of salary increase...................................   2.8%    3.0%    3.0%
  Expected long-term return on plan assets..................   2.8%    3.0%    3.0%

     Plan assets represent the Company's share of funds invested by a trustee in pooled accounts comprised of cash in banks, securities, and real estate.

     A separate retirement benefits program for directors and statutory auditors is not covered by the pension plan described above. The program provides that directors and statutory auditors who retire or sever their connection with the Company are entitled to lump-sum payments based on current rates of pay, determined according to their title and the length of service. Directors and statutory auditors may also be granted, at the discretion of the Company, additional lump-sum payments for meritorious service. It is not the policy of the Company to fund these retirement and severance benefits, but provision has been made in the financial statements for the estimated accrued liabilities under the plan. The liability related to these retirement benefits included in the accompanying consolidated balance sheets at the end of fiscal years 1998 and 1997 amounted to $4,905 and $3,820, respectively. The plan was amended during fiscal year 1996 and the resulting past service costs of $1,008 are being amortized over a period of five years. Unamortized past service cost at the end of fiscal years 1998 and 1997 amounting to $349 and $548, respectively, is classified as other assets in the accompanying consolidated balance sheets. The retirement benefit expenses amounted to $1,492, $1,545, and $520 in fiscal years 1998, 1997, and 1996, respectively.

     Two subsidiaries of the Company have separate employee retirement and severance plan arrangements. Payments with respect to voluntary severance are less in amount than payments for involuntary severance and retirement. The subsidiaries have recorded estimated liabilities in the accompanying consolidated balance sheets at the end of fiscal years 1998 and 1997 of $221 and $229, respectively, based upon the amount, net of the benefits to be paid by a government-sponsored small enterprise mutual aid retirement fund, which would be payable if all employees had to retire voluntarily. Plan assets plus the accrued liability approximate vested benefits. The expense related to these employee retirement and severance plans amounted to $28, $67, and $222 in fiscal years 1998, 1997, and 1996, respectively. The Company believes that the effect of not adopting SFAS No. 87, "Employers' Accounting for Pensions," for these plans is not material to the consolidated financial statements.

(11) LEGAL RESERVE AND CASH DIVIDENDS

     The Japanese Commercial Code provides that earnings in an amount equal to at least 10% of retained earnings be appropriated as a legal reserve, until such reserve equals 25% of stated common stock. This legal reserve is not available for dividends but may be used to reduce a deficit or may be transferred to stated common stock. Certain non-Japanese subsidiaries are also required to appropriate their earnings to legal reserves under the laws of the respective countries in which they operate. The legal reserve included as a

                      SPEEDFAM CO., LTD. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

component of retained earnings at the end of fiscal years 1998 and 1997 amounted to $670 and $523, respectively.

     The accompanying consolidated financial statements do not reflect dividends of $1,118 ($5.65 per share) declared subsequent to fiscal year 1998 by the Board of Directors related to fiscal year 1998.

(12) RELATED-PARTY TRANSACTIONS

     The following is a summary of SpeedFam Co., Ltd. and consolidated subsidiaries' transactions with SpeedFam International, Inc.:

                                                         1998       1997       1996
                                                        -------    -------    -------
Sales to SpeedFam International, Inc..................  $30,239    $42,531    $29,213
Purchases from SpeedFam International, Inc............  $ 1,279    $ 2,127    $ 1,680
Commission income.....................................  $ 4,316    $ 3,044    $ 1,072
Commission expense....................................  $   426    $   107    $    29

     The following is summary of SpeedFam Co., Ltd. transactions with Met-Coil Ltd., a 50% owned affiliate, accounted for by the equity method:

                                                            1998      1997      1996
                                                           ------    ------    ------
Sales to Met-Coil Ltd....................................  $  597    $  275    $  865
Purchases from Met-Coil Ltd..............................  $1,944    $2,125    $1,026

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments at April 30, 1998 and 1997 include cash equivalents, trade receivables, short-term investments, short-term borrowings, trade payables, noncurrent receivables, long-term debt, and obligations under capital leases. The carrying amount of cash equivalents, trade receivables, short-term borrowings, and trade payables approximates fair value because of the short maturity of these instruments. The fair value of short-term investments has been determined based on quoted market prices and approximates their financial statement carrying values. The fair value of the Company's noncurrent receivables and long-term debt has been determined based on discounted cash flows using current interest rates of similar instruments, and is not materially different from their financial statement carrying values.

(14) SUBSEQUENT EVENT (UNAUDITED)

     Subsequent to year end, the yen has experienced a devaluation against the U.S. dollar. The yen has been devalued from 132 yen/dollar as of April 30, 1998 to approximately 143 yen/dollar as of August 20, 1998. This devaluation of the yen resulted in a reduction in stockholders' equity of approximately $3 million as of August 20, 1998. It is not possible to determine what impact, if any, the devaluation will have on the Company's 1999 operating results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10, 11, 12 AND 13.

     These items, constituting Part III of the Form 10-K, have been omitted from this annual report pursuant to the provisions of Instruction G to Form 10-K, because a definitive proxy statement (which is incorporated herein by reference, except for the report of the compensation committee of the board of directors and the performance graph) will be filed on or about September 8, 1998. Information required for executive officers is included in Part I, Item 1.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  (1) Financial Statements:

               See Part II, Item 8.

          (2) Financial Statement Schedules:

                                                                PAGE
                                                                ----
 Independent Auditors' Report...............................    S-1
 Schedule I.................................................    S-2
 Schedule II................................................    S-4

          (3) Exhibits filed:

               See Exhibit Index.

     (b) Reports filed on Form 8-K:

        None.

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

                                          SPEEDFAM INTERNATIONAL, INC.

                                          By: /s/ ROGER K. MARACH
                                            ------------------------------------
                                            Roger K. Marach
                                            Treasurer, Assistant Secretary
                                            and Chief Financial Officer
                                            (Principal financial and
                                            accounting officer)

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

                        NAME                                         TITLE                        DATE
                        ----                                         -----                        ----

                 /s/ JAMES N. FARLEY                   Chairman and Director               August 28, 1998
-----------------------------------------------------
                   James N. Farley

                 /s/ MAKOTO KOUZUMA                    President, Chief Executive Officer  August 28, 1998
-----------------------------------------------------  and Director
                   Makoto Kouzuma

                 /s/ ROGER K. MARACH                   Treasurer, Assistant Secretary and  August 28, 1998
-----------------------------------------------------  Chief Financial Officer (Principal
                   Roger K. Marach                     financial and accounting officer)

                                                       Director
-----------------------------------------------------
                    Neil R. Bonke

                /s/ THOMAS J. MCCOOK                   Director                            August 28, 1998
-----------------------------------------------------
                  Thomas J. McCook

                                                       Director
-----------------------------------------------------
                   Stuart L. Meyer

                /s/ ROBERT M. MILLER                   Director                            August 28, 1998
-----------------------------------------------------
                  Robert M. Miller

                                                       Director
-----------------------------------------------------
                   Richard S. Hill

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration
          Statement on Form S-1, File No. 33-95628).
 3.2      Amendment to Articles of Incorporation of the Registrant
          (incorporated by reference to Exhibit 3 to the Registrant's
          Form 10-Q for the period ended November 30, 1997, File No.
          0-26784).
 3.3      Amended Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K for fiscal
          1996, File No. 0-26784).
10.1      Amendment No. 1 dated January 25, 1998, to Amended and
          Restated Revolving Credit Agreement between the Registrant and Firstar Bank Milwaukee, N.A., the First National Bank of
          Chicago, Bank of America National Trust and Savings
          Association and Norwest Bank Arizona, N.A. (incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for
          the period ended February 28, 1998, File No. 0-26784).
10.2      Amended and Restated Credit Agreement dated as of August 29,
          1997, between the Registrant and Firstar Bank Milwaukee,
          N.A., the First National Bank of Chicago, Bank of America
          National Trust and Savings Association and Norwest Bank
          Arizona, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Form S-3, File No. 0-26784).
10.3      Multi-Currency Revolving Line of Credit between the
          Registrant's Subsidiary and the First National Bank of
          Chicago, dated October 31, 1996 (incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the period ended November 30, 1996, File No. 0-26784).
10.4      Joint Venture Agreement between the Registrant and Obara
          Corporation, dated November 14, 1970 (incorporated by
          reference to Exhibit 10.3 to the Registrant's Registration
          Statement on Form S-1, File No. 33-95628).
10.5      License and Technical Service Agreement between the
          Registrant and SpeedFam Co., Ltd., dated November 14, 1970
          (incorporated by reference to Exhibit 10.4 to the
          Registrant's Registration Statement on Form S-1, File No.
          33-95628).
10.6      Amendment to License and Technical Service Agreement between the Registrant and SpeedFam Co., Ltd., dated July 24, 1995
          (incorporated by reference to Exhibit 10.5 to the
          Registrant's Registration Statement on Form S-1, File No.
          33-95628).
10.7      Joint Venture Agreement between the Registrant and Fujimi
          Incorporated, dated September 7, 1984 (incorporated by
          reference to Exhibit 10.6 to the Registrant's Registration
          Statement on Form S-1, File No. 33-95628).
10.8      Distributorship Agreement between the Registrant and Fujimi
          Incorporated, dated October 1, 1994 (incorporated by
          reference to Exhibit 10.7 to the Registrant's Registration
          Statement on Form S-1, File No. 33-95628).
10.9      Amendment to Distributorship Agreement between the
          Registrant and Fujimi Incorporated, dated August 3, 1995
          (incorporated by reference to Exhibit 10.8 to the
          Registrant's Registration Statement on Form S-1, File No.
          33-95628).
10.10     1991 Employee Incentive Stock Option Plan as amended and
          restated July 27, 1995 and as further amended as of May 22,
          1997 (incorporated by reference to Exhibit 10.10 to the
          Registrant's Form 10-K for fiscal 1997, File No. 0-26784).
10.11     1995 Stock Plan for Employees and Director of SpeedFam
          International, Inc. as amended as of May 22, 1997
          (incorporated by reference to Exhibit 10.11 to the
          Registrants Form 10-K for fiscal 1997, File No. 0-26784).
10.12     Registrant's 1995 Stock Purchase Plan (incorporated by
          reference to Exhibit 10.11 to the Registrant's Registration
          Statement on Form S-1, File No. 33-95628).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.13     SpeedFam Employees' Savings and Profit Sharing Plan and
          Trust, as amended and restated June 1, 1989 (incorporated by reference to Exhibit 10.12 to the Registrant's Registration
          Statement on Form S-1, File No. 33-95628).
10.14     Employment Agreement between the Registrant and James N.
          Farley.
10.15     Employment Agreement between the Registrant and Makoto
          Kouzuma.
10.16     Employment Agreement between the Registrant and Roger K.
          Marach.
10.17     Employment Agreement between the Registrant and Robert R.
          Smith.
10.18     Form of Agreement between Registrant and SpeedFam Co., Ltd.
          with respect to services provided by Makoto Kouzuma.
21.1      Subsidiaries of the Registrant (incorporated by reference to
          Exhibit 21.1 to the Registrant's Registration Statement on
          Form S-1, File No. 33-95628).
23.1      Consent of KPMG Peat Marwick LLP.
27.1      Financial Data Schedule.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SpeedFam International, Inc.:

     Under date of June 26, 1998, we reported on the consolidated balance sheets of SpeedFam International, Inc. and consolidated subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1998, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

June 26, 1998
Chicago, Illinois

                                                                     SCHEDULE II

                          SPEEDFAM INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
       FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MAY 31, 1998
                                 (IN THOUSANDS)

                                                                   CHARGED TO
                                                                 OTHER ACCOUNTS
                                                     CHARGED      (TRANSLATION      DEDUCTIONS
                                       BALANCE AT    TO COSTS     ADJUSTMENTS      (WRITE-OFFS     BALANCE
                                       BEGINNING       AND            AND              AND         AT END
             DESCRIPTION                OF YEAR      EXPENSE      RECOVERIES)      ADJUSTMENTS)    OF YEAR
             -----------               ----------    --------    --------------    ------------    -------
Allowance for doubtful accounts:
  1996...............................    $  187         316            (2)                6        $  495
  1997...............................    $  495         817             5               173        $1,144
  1998...............................    $1,144       1,752            --               159        $2,737

                                                    CHARGED       CHARGED TO
                                      BALANCE AT    TO COSTS    OTHER ACCOUNTS      DEDUCTIONS      BALANCE
                                      BEGINNING       AND        (TRANSLATION     (WRITE-OFFS OF    AT END
            DESCRIPTION                OF YEAR      EXPENSE      ADJUSTMENTS)       INVENTORY)      OF YEAR
            -----------               ----------    --------    --------------    --------------    -------
Inventory obsolescence:
  1996..............................    $  352       1,804            --              1,097         $1,059
  1997..............................    $1,059       1,652           (18)             1,545         $1,148
  1998..............................    $1,148       1,148             5                882         $1,419