Form 10-Q
period 1998-08-31
SPEEDFAM INTERNATIONAL INC
filed 1998-10-15
CIK 949301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 1998

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

                                                YES [X]  NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 9, 1998).

                  Common Stock, no par value: 16,123,358 shares

                          SPEEDFAM INTERNATIONAL, INC.

                                      INDEX
                                                                                                            Page
                                                                                                            ----
PART I            FINANCIAL INFORMATION

         Item 1.          Financial Statements

                             Condensed Consolidated Balance Sheets
                             August 31, 1998 and May 31, 1998...............................................   2

                             Condensed Consolidated Statements of Earnings
                             Three Months Ended August 31, 1998 and 1997....................................   3

                             Condensed Consolidated Statements of Cash Flows
                             Three Months Ended August 31, 1998 and 1997....................................   4

                             Notes to Condensed Consolidated Financial Statements...........................   5

         Item 2.          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.........................................................  10

         Item 3.          Quantitative and Qualitative Disclosures about Market Risk........................  13

PART II           OTHER INFORMATION

         Item 6.          Exhibits and Reports on Form 8-K..................................................  19

SIGNATURE...................................................................................................  20

EXHIBIT INDEX


         Exhibit    27    Financial Data Schedule

PART I - FINANCIAL INFORMATION

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      AUGUST 31,        MAY 31,
                                                                         1998             1998
                                                                      ---------        ---------
                                ASSETS

Current assets:
   Cash and cash equivalents                                          $ 114,822        $  90,384
   Short-term investments                                                16,151           50,835
   Trade accounts and notes receivable, net                              43,933           45,197
   Inventories                                                           50,552           55,532
   Other current assets                                                   9,698            8,195
                                                                      ---------        ---------
     Total current assets                                               235,156          250,143
Investments in affiliates                                                22,818           24,299
Property, plant and equipment, net                                       54,967           52,253
Other assets                                                              3,355            3,070
                                                                      ---------        ---------
     Total assets                                                     $ 316,296        $ 329,765
                                                                      =========        =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings and current portion of long-term debt        $     176        $     248
   Accounts payable and due to affiliates                                14,197           23,901
   Customer deposits                                                      2,347            1,812
   Other current liabilities                                             10,095           13,932
                                                                      ---------        ---------
     Total current liabilities                                           26,815           39,893
                                                                      ---------        ---------
Deferred income taxes                                                     1,020            1,020
                                                                      ---------        ---------
Stockholders' equity:
   Common stock, no par value, 60,000 shares authorized, 16,118 and 15,962 shares issued and outstanding
      at August 31, 1998 and May 31, 1998, respectively                       1                1
   Additional paid-in capital                                           227,968          226,729
   Retained earnings                                                     62,485           62,329
   Foreign currency translation adjustment                               (1,993)            (207)
                                                                      ---------        ---------
     Total stockholders' equity                                         288,461          288,852
                                                                      ---------        ---------
       Total liabilities and stockholders' equity                     $ 316,296        $ 329,765
                                                                      =========        =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
                      (in thousands, except per share data)



                                                                    THREE MONTHS ENDED
                                                                        AUGUST 31,
                                                                 -----------------------
                                                                   1998            1997
                                                                 --------        -------
Revenue:
   Net sales                                                     $ 35,771        $51,915
   Commissions from affiliate                                         585          1,932
                                                                 --------        -------
     Total revenue                                                 36,356         53,847
Cost of sales                                                      23,427         30,831
                                                                 --------        -------
     Gross margin                                                  12,929         23,016
   Research, development and engineering                            9,140          6,785
   Selling, general and administrative                              7,269          9,369
                                                                 --------        -------
Operating profit (loss)                                            (3,480)         6,862
 Other income, net                                                  1,812            759
                                                                 --------        -------
Earnings (loss) from consolidated companies before income taxes    (1,668)         7,621
Income tax expense (benefit)                                       (1,096)         2,793
                                                                 --------        -------
Earnings (loss) from consolidated companies                          (572)         4,828
Equity in net earnings of affiliates                                  728            729
                                                                 --------        -------
Net earnings                                                     $    156        $ 5,557
                                                                 ========        =======
Net earnings per share:
   Basic                                                         $   0.01        $  0.41
                                                                 ========        =======
   Diluted                                                       $   0.01        $  0.39
                                                                 ========        =======
 Weighted average number of shares:
   Basic                                                           16,047         13,399
                                                                 ========        =======
   Diluted                                                         16,394         14,242
                                                                 ========        =======


     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
                                 (in thousands)

                                                                                    THREE MONTHS ENDED
                                                                                         AUGUST 31,
                                                                                 -------------------------
                                                                                   1998             1997
                                                                                 ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                                  $     156        $  5,557
   Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
       Equity in net earnings of affiliates                                           (728)           (729)
       Depreciation and amortization                                                 1,600             743
       Dividend from affiliate                                                         521             875
       Other                                                                          (223)             11
       Changes in assets and liabilities:
         (Increase) decrease in trade accounts and notes receivable                  1,320          (8,387)
         (Increase) decrease in inventories                                          5,129          (3,513)
         (Increase) decrease in other current assets                                (1,502)            659
         Increase (decrease) in accounts payable and due to affiliates              (9,575)          5,641
         Decrease in customer deposits
             and other current liabilities                                          (3,253)           (183)
                                                                                 ---------        --------
   Net cash provided by (used in) operating activities                              (6,555)            674
                                                                                 ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                                             (11,158)        (15,364)
   Proceeds from the sale of short-term investments                                 45,886            --
   Capital expenditures                                                             (4,510)         (8,424)
   Other investing activities                                                         (301)           (153)
                                                                                 ---------        --------
   Net cash provided by (used in) investing activities                              29,917         (23,941)
                                                                                 ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                             268             594
   Proceeds from sale of stock to employees                                            972             940
   Principal payments on long-term debt                                                (73)            (66)
                                                                                 ---------        --------
   Net cash provided by financing activities                                         1,167           1,468
                                                                                 ---------        --------
   Effects of foreign currency rate changes on cash                                    (91)             31
                                                                                 ---------        --------
   Net  increase (decrease) in cash and cash equivalents                            24,438         (21,768)
   Cash and cash equivalents at beginning of year                                   90,384          56,679
                                                                                 ---------        --------
   Cash and cash equivalents at August 31, 1998 and 1997                         $ 114,822        $ 34,911
                                                                                 =========        ========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)




(1)     BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by management without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 1998, as filed with the Securities and Exchange Commission on August 28, 1998 as part of its Annual Report on Form 10-K. In the opinion of management the information furnished herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented. Results of operations for the three months ended August 31, 1998 are not necessarily indicative of results to be expected for the full fiscal year.

(2)     EARNINGS PER SHARE

        In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the effect of all potential common shares that are dilutive and outstanding during the reporting period. Earnings per share amounts for all periods presented have been restated to conform to SFAS No. 128.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


       The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Three Months Ended
                                                                       August 31,
                                                                ---------------------
                                                                  1998          1997
                                                                -------       -------
        Numerator:
              Net earnings                                      $   156       $ 5,557
                                                                =======       =======
         Denominator:
           Denominator for basic earnings per share -
             weighted-average shares outstanding                 16,047        13,399
           Effect of dilutive securities:
             Employee stock options                                 347           843
                                                                -------       -------
           Denominator for diluted earnings per share -
             adjusted weighted-average shares outstanding        16,394        14,242
                                                                =======       =======
         Basic earnings per share                               $  0.01       $  0.41
                                                                =======       =======
         Diluted earnings per share                             $  0.01       $  0.39
                                                                =======       =======


        Options to purchase 1,201 shares of common stock at an average price of $26.93 per share, were outstanding during the three months ended August 31, 1998, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(3)     INVENTORIES

        The components of inventory were:

                                   August 31,      May 31,
                                      1998          1998
                                    --------      --------
               Raw materials        $ 23,229      $ 25,223
               Work-in-process        16,664        11,423
               Finished goods         10,659        18,886
                                    --------      --------
                                    $ 50,552      $ 55,532
                                    ========      ========

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


(4)     INVESTMENTS IN AFFILIATES

        The Company owns a 50% interest in SpeedFam Co., Ltd. The Company's equity interest in SpeedFam Co., Ltd. was $18,817 and $20,543 at August 31, 1998 and at May 31, 1998, respectively, based on the balance sheet of SpeedFam Co., Ltd. at July 31, 1998 and April 30, 1998, respectively. The remaining equity interest included in investments in affiliates relates to the Company's 50% ownership interest in Fujimi Corporation. Condensed consolidated financial statements of SpeedFam Co., Ltd., which are consolidated on a fiscal year that ends April 30, are as follows:

                                 BALANCE SHEETS

                                                                    JULY 31,         APRIL 30,
                                                                      1998             1998
                                                                    ---------        ---------
                                     ASSETS


             Total current assets                                   $  98,159        $ 128,379
             Investment in affiliates                                     556              853
             Property, plant and equipment, net                        32,367           35,763
             Deferred income taxes and other assets                     8,991            8,287
                                                                    ---------        ---------
                      Total assets                                  $ 140,073        $ 173,282
                                                                    =========        =========


                        LIABILITIES AND STOCKHOLDERS' EQUITY


             Total current liabilities                              $  79,600        $ 106,765
             Long-term debt                                            16,230           18,095
             Other long-term liabilities                                6,608            7,336
             Stockholders' equity
                Common stock                                              664              664
                Retained earnings                                      41,028           41,162
                Foreign currency translation adjustment                (4,161)            (844)
                Unrealized gains on marketable securities                 104              104
                                                                    ---------        ---------
                   Total liabilities and stockholders' equity       $ 140,073        $ 173,282
                                                                    =========        =========

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                                            Three Months Ended
                                                                 July 31,
                                                         ------------------------
                                                           1998            1997
                                                         --------        --------
             Net sales                                   $ 39,623        $ 60,114
             Costs and operating expenses                  37,765          59,289
                                                         --------        --------
             Earnings before income taxes                   1,858             825
             Income taxes                                   1,182             424
                                                         --------        --------
             Net earnings before minority interest            676             401
             Minority interest                               (232)           (125)
                                                         --------        --------
             Net earnings                                     908             526
             Beginning retained earnings                   41,162          37,049
             Dividends                                     (1,042)         (1,750)
                                                         --------        --------
             Ending retained earnings                    $ 41,028        $ 35,825
                                                         ========        ========


         The Company pays a commission to SpeedFam Co., Ltd. on sales of equipment produced by the Company in the U. S. and exported to Pacific Rim customers through SpeedFam Co., Ltd. As of August 31, 1998 the Company had accrued $673 of commission expense to SpeedFam Co., Ltd.

(5)      DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments to offset exposure to market risks arising from changes in foreign exchange rates. Derivative financial instruments currently utilized by the Company include foreign currency forward contracts. The Company evaluates and monitors consolidated net exposures by currency and maturity, and external derivative financial instruments correlate with that net exposure in all material respects. Gains or losses related to hedges of firm commitments are deferred and included in the bases of the transaction when they are completed. Gains or losses on unhedged foreign currency transactions are included in income as part of cost of sales.

(6)      COMPREHENSIVE INCOME

         Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income was as follows:

                                                                 Three Months Ended August 31,
                                                                 -----------------------------
                                                                  1998                   1997
                                                                 -------               -------
             Net income                                          $   156               $ 5,557
             Other comprehensive income:
               Foreign currency translation adjustments           (1,786)                1,098
                                                                 -------               -------
             Comprehensive income                                $(1,630)              $ 6,655
                                                                 =======               =======

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenue:

                                                                                   Three Months Ended
                                                                                       August 31,
                                                                                  --------------------
                                                                                   1998          1997
                                                                                  ------        ------
          Revenue:
             Net sales                                                             98.4%          96.4%
             Commissions from affiliate                                             1.6            3.6
                                                                                  -----          -----
               Total revenue                                                      100.0          100.0
          Cost of sales                                                            64.4           57.3
                                                                                  -----          -----
             Gross margin                                                          35.6           42.7
             Research, development and engineering                                 25.2           12.6
             Selling, general and administrative                                   20.0           17.4
                                                                                  -----          -----
          Operating profit (loss)                                                  (9.6)          12.7
           Other income, net                                                        5.0            1.5
                                                                                  -----          -----
          Earnings (loss) from consolidated companies before income taxes          (4.6)          14.2
          Income tax expense (benefit)                                             (3.0)           5.2
                                                                                  -----          -----
          Earnings (loss) from consolidated companies                              (1.6)           9.0
          Equity in net earnings of affiliates                                      2.0            1.3
                                                                                  -----          -----
          Net earnings                                                              0.4%          10.3%
                                                                                  =====          =====

         Net Sales. The Company's net sales for the three months ended August 31, 1998 were $35.8 million, down 31.1% from net sales of $51.9 million for the corresponding period in the prior year. Sales of equipment, parts and expendables were $30.1 million or 84.2% of net sales in the first quarter of fiscal 1999, against $43.8 million or 84.4% of net sales reported for the same period of fiscal 1998. The sales decline in this segment was primarily attributable to lower sales of the Company's CMP systems to the semiconductor industry. Sales of CMP systems generated $22.9 million, or 64.1% of net sales in the first quarter of fiscal 1999, down from the $30.7 million, or 59.1% of net sales, reported a year earlier. The Company's net sales in this quarter were affected by the continued slowdown in overall demand for semiconductor manufacturing equipment including CMP systems, which is due to the manufacturing overcapacity situation in the semiconductor device market worldwide. As a result, semiconductor manufacturers are expected to reduce or delay their investment in manufacturing equipment. In addition, the semiconductor device market has been affected by the conditions surrounding the economic health of Asian countries, particularly Korea and Japan. The Company believes that these market and economic uncertainties will likely have an adverse effect on sales of CMP systems at least through the current fiscal year.

         Sales to the thin film memory disk market in the first quarter of fiscal 1999 accounted for $6.7 million, or 18.8% of net sales, compared with $15.6 million, or 30.0%, for the first quarter of fiscal 1998. The technology of thin film memory disks has shifted to the use of more alternative substrates; a majority of those substrates being produced by Far East manufacturers. Consequently, thin film memory disk manufacturers in the United States have experienced manufacturing over-capacity which in turn has reduced capital spending for equipment the Company supplies from its U.S. operations. The Company expects these manufacturing over-capacity problems to continue in the U.S. through the current fiscal year.

         The decrease in net sales in the three months ended August 31, 1998 was also attributable to a decrease in sales of slurries. Sales of slurries decreased to $5.7 million or 15.8% of net sales in the first quarter of fiscal 1999 from $8.1 million or 15.6% in the comparable period of fiscal 1998.

         Commissions from Affiliate. Commissions from affiliate decreased to $585,000 during the first quarter of fiscal 1999 from $1.9 million in the corresponding period of fiscal 1998. The decline in commission revenue in the three months ended August 31, 1998 was due not only to the continued slowdown in demand for capital equipment from the thin film memory disk market, but also to a slowing of manufacturing expansion in the silicon wafer market. Consequently, there is very little demand for equipment the Company supplies from this market segment. The Company believes that capital equipment spending will decline further in the thin film memory and silicon wafer industries in the current fiscal year, in turn further lowering commissions from affiliate compared to prior year periods.

         Gross Margin. Gross margin decreased to $12.9 million or 35.6% of total revenue for the three months ended August 31, 1998 from $23.0 million or 42.7% of total revenue for the three months ended August 31, 1997. Gross margin, both in dollars and as a percentage of total revenue, was down year over year due primarily to higher material costs for the Auriga-C systems, higher overhead costs due to excess production capacity, lower commission revenue, pricing pressure in all markets, and shifts in the product mix.

         Research, Development and Engineering. Research, development and engineering expense was $9.1 million or 25.2% of total revenue in the first quarter of fiscal 1999, up from $6.8 million or 12.6% of total revenue in the first quarter of fiscal 1998. The increase in the three month period ended August 31, 1998 is a result of the Company's significant investment in dry-in/dry-out, copper and 300mm planarization capabilities for its CMP systems; improvements in CMP systems' reliability and productivity; and various process technologies for the semiconductor device, thin film memory disk and silicon wafer markets. In addition, the Company has committed significant technical support resources to meet the needs of its customers. The Company will continue to invest in research, development, and engineering to maintain technological competitiveness and meet the process requirements of its customers.

         Selling, General and Administrative. In the first quarter of fiscal 1999, selling, general and administrative expense was $7.3 million, or 20.0% of total revenue, down from $9.4 million, or 17.4%, last year. The dollar decrease in the first three months of fiscal 1999 as compared to the prior year was due to lower commissions paid to the Far East Joint Venture as a result of decreased sales of CMP systems manufactured in the United States and sold into the Asian markets. Selling, general and administrative expense also declined due to management's efforts to control expenses to align them with lower revenue expectations, including decreasing travel, decreasing management salaries, freezing new hires, and reducing the Company's workforce as necessary.

         Other Income, Net. Other income increased to $1.8 million in the first quarter of fiscal 1999 from $759,000 in the comparable period of fiscal 1998. Other income consisted almost entirely of interest income in the first quarter of fiscal 1999. Interest income increased substantially in the first quarter of fiscal 1999 compared to the prior year period as a result of the cash infusions from the Company's equity offering in October 1997.

         Income Tax Benefit. In the first quarter of fiscal 1999, the Company provided for a tax benefit at a rate significantly above the federal benefit rate of 35% due to the impact of research and development tax credits.

         Equity in Net Earnings of Affiliates. The Company's equity in the net earnings of its joint ventures was $728,000 for the first quarter, compared to $729,000 a year ago. The Company believes that the earnings of the Company's largest joint venture, the Far East Joint Venture, may be adversely affected for at least the current fiscal year by both the slow down in demand for equipment sold into the thin film memory disk and silicon wafer markets, as well as the current economic and currency crises facing the Asian economy.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 31, 1998, the Company had $131.0 million in cash, cash equivalents and short-term investments, compared to $141.2 million at May 31, 1998. The Company used $6.6 million of cash in operating activities. Cash from operations was used primarily to reduce accounts payable and amounts due to affiliates and other current liabilities. This use of cash from operations was partially offset by cash provided by a decrease in inventories in the first quarter of fiscal 1999.

         The Company made capital expenditures of $4.5 million primarily to purchase software and fund the continued construction of a new 109,000 square foot Technology Center next to the corporate headquarters in Chandler, Arizona.

         In addition to the Company's cash, cash equivalents and short-term investments, the Company has available a $60.0 million credit facility with its U.S. bank group. The Company also has a pound sterling 950,000 ($1.6 million) revolving line of credit with the London branch of a U.S. bank. As of October 9, 1998, no amounts were outstanding on either loan facility. The Company believes that the Company's cash, cash equivalents and short-term investments combined with the available proceeds from the loan facilities will be sufficient to meet the Company's capital requirements during at least the next 12 months.

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

YEAR 2000

       The Company has addressed the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way. The Company is aware of and has addressed the potential computing difficulties that may be triggered by the Year 2000.

       The Company has substantially completed a Year 2000 date review and conversion project to address all the necessary changes, testing and implementation issues. The project encompassed three major areas of review: internal systems (hardware and software), supplier compliance and Company products. The Company has identified the changes required to its computer programs and hardware. The necessary modifications to the Company's centralized financial, manufacturing and operational information systems have been completed. The Company's major suppliers have been sent letters requesting information regarding their own Year 2000 plan, as well as requesting confirmation that the components supplied by these vendors are Year 2000 compliant. The Company has evaluated the vendor responses which have been received and concluded that the vendors which have responded either are Year 2000 compliant or are proceeding with their own Year 2000 compliance programs. The Company will continue to follow-up with vendors with which the Company has a material relationship and who have not responded to obtain assurances that they expect to be Year 2000 compliant in time. Equipment and systems manufactured and supplied by the Company have been evaluated and determined to be free of any material problems that could be caused by the Year 2000 issue. Management estimates that the Company's remaining Year 2000 compliance expense will be immaterial. The Company believes that Year 2000 problems related to its own internal systems and equipment and systems it sells have been addressed and resolved and will not have a material effect on the Company's business, financial condition and results of operations. However, there can be no assurance that the systems of other companies upon which the Company's systems and business rely will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company's business, financial conditions or results of operations. To mitigate this risk, the Company is reviewing its vendor relationships and building alternative sources of supply should the business operations of any one vendor be interrupted due to the Year 2000 problems.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

DEPENDENCE ON NEW PRODUCT DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE

    The Company believes that its future success will depend, in part, on its ability to enhance existing products and processes and develop and manufacture new products and processes. The markets in which the Company and its customers compete are characterized by evolving industry standards and frequent improvements in products and services. To compete effectively in such markets, the Company must continually improve its products and its process technologies and develop new technologies and products that compete effectively on the basis of price and performance. The Company expects to continue to make significant investments in research, development and engineering even during economic down-turns in the markets the Company serves, or if such investments negatively impact operating profits in a reporting period. There can be no assurance that the Company will be able to improve its existing products and its process technologies or develop new products and technologies. The Company intends to continually develop and/or introduce enhanced versions of its integrated CMP system. There can be no assurance that the Company's development of new or enhanced products, such as enhanced versions of the CMP system, will be cost-effective or introduced in a timely manner or accepted in the marketplace. Failure by the Company to develop or introduce new products and product enhancements in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTERNATIONAL BUSINESS

    In the first quarter of fiscal 1999 and 1998, 56.0% and 32.6%, respectively, of the Company's total revenue was attributable to sales outside the United States. The Company expects that international sales will continue to represent a significant portion of its total revenue. Sales to customers outside the United States are subject to numerous risks, including exposure to currency fluctuations, the imposition of government controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes typically associated with foreign sales, the greater difficulty of administering business overseas and general economic conditions. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. Moreover, slurries marketed and distributed by both the Company and the Fujimi Joint Venture are purchased from Fujimi Incorporated, a Japanese company. The Company also purchases in Japanese yen certain equipment from the Far East Joint Venture that the Company then sells in the U.S. and Europe. Fluctuations in exchange rates have in the past resulted, and may in the future result, in increases in the cost to the Company of such products. Also, because the value of the net assets of the Company's foreign subsidiaries and its equity interest in the Far East Joint Venture fluctuate based upon exchange rates and because the Company does not hedge the value of such net assets, fluctuations in exchange rates may have an adverse effect on the Company's shareholders' equity.

    The Company anticipates that the recent turmoil in Asian economies and the recent deterioration of the underlying economic conditions in certain Asian countries will continue to have an impact on its sales, and the sales of its joint ventures, to customers located in or whose end-user customers are located in those countries. In addition, revenue and profits may continue to be impacted as a result of currency fluctuations on the relative price of the Company's products, or the products of its joint ventures, and restrictions on government spending. In addition, customers in those countries have faced reduced access to working capital to fund purchases of the Company's products, or the products of its joint ventures, due to higher interest rates, reduced bank lending or the deterioration in the customer's or its bank's financial condition or the inability to access other financing which has impacted sales to those customers.

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

    INTELLECTUAL PROPERTY RIGHTS

    The Company currently holds numerous United States patents and additional foreign patents in Japan and several Asian and European countries and has numerous United States and foreign patent applications pending. In addition, the Company believes that such factors as continued innovation, technical expertise and know-how of its personnel and other factors are also important. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. No assurance can be given that the claims allowed on these patents held or acquired by the Company will be sufficiently broad to protect the Company's technologies. In addition, no assurance can be given that any existing or future patents issued to the Company will not be challenged, invalidated, or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. In that event, the Company's results of operations could be adversely affected. Moreover, the Company may choose to incur significant costs in an attempt to defend its patent rights.

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

POSSIBLE VOLATILITY OF STOCK PRICE

    The stock price of the Company may be subject to wide fluctuations and possible rapid increases or declines in a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the industries in which the Company operates and sells or to the securities markets in general, which, in recent years, have experienced significant price fluctuations, or to global economic events. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded.

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

                          SPEEDFAM INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

                 Exhibit - 27    Financial Data Schedule

           (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended August 31, 1998.

                          SPEEDFAM INTERNATIONAL, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SPEEDFAM INTERNATIONAL, INC.



                                         /s/  Roger K. Marach
                                    --------------------------------------------
Date:    October 15, 1998                By Roger K. Marach
                                         Treasurer and Chief Financial Officer
                                         (As Chief Accounting Officer and Duly
                                         Authorized Officer of SpeedFam
                                         International, Inc.)

                                  EXHIBIT INDEX

           EXHIBIT
           NUMBER                                  DESCRIPTION

             27                Financial Data Schedule