Form 10-Q
period 1998-11-30
SPEEDFAM INTERNATIONAL INC
filed 1999-01-14
CIK 949301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to ____________

                         Commission File Number 0-26784

                          SPEEDFAM INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Illinois                                         36-2421613
    -------------------------------                       ---------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

        305 North 54th Street, Chandler, Arizona                  85226
        ----------------------------------------          ---------------------
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

                               YES   X       NO
                                   ----         ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (January 8, 1999).

                  Common Stock, no par value: 16,143,234 shares

                          SPEEDFAM INTERNATIONAL, INC.


                                      INDEX

                                                                                                                 Page
PART I            FINANCIAL INFORMATION
         Item 1.          Financial Statements

                             Condensed Consolidated Balance Sheets
                             November 30, 1998 and May 31, 1998...............................................    2

                             Condensed Consolidated Statements of Operations
                             Three Months and Six Months Ended November 30, 1998 and 1997.....................    3

                             Condensed Consolidated Statements of Cash Flows
                             Six Months Ended November 30, 1998 and 1997......................................    4

                             Notes to Condensed Consolidated Financial Statements.............................    5

         Item 2.          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations...........................................................    10

         Item 3.          Quantitative and Qualitative Disclosures about Market Risk..........................    18

PART II           OTHER INFORMATION

         Item 4.          Submission of Matters to a Vote of Security Holders.................................    19
         Item 6.          Exhibits and Reports on Form 8-K....................................................    19

SIGNATURE.....................................................................................................    20


EXHIBIT INDEX


         Exhibit    27    Financial Data Schedule

PART I - FINANCIAL INFORMATION

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          NOVEMBER 30,           MAY 31,
                                                                              1998                1998
                                                                        ----------------     ----------------


                                ASSETS

 Current assets:
    Cash and cash equivalents                                                 $87,858            $ 90,384
    Short-term investments                                                     33,447              50,835
    Trade accounts and notes receivable, net                                   36,480              45,197
    Inventories                                                                41,551              55,532
    Other current assets                                                       12,643               8,195
                                                                            ---------           ---------
      Total current assets                                                    211,979             250,143
 Investments in affiliates                                                     27,968              24,299
 Property, plant and equipment, net                                            70,940              52,253
 Other assets                                                                   3,477               3,070
                                                                            ---------           ---------
      Total assets                                                          $ 314,364           $ 329,765
                                                                            =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY


 Current liabilities:

    Short-term borrowings and current portion of long-term debt                $  102              $  248
    Accounts payable and due to affiliates                                     10,924              23,901
    Customer deposits                                                           2,421               1,812
    Other current liabilities                                                  11,066              13,932
                                                                            ---------           ---------
      Total current liabilities                                                24,513              39,893
                                                                            ---------           ---------
 Deferred income taxes                                                          1,020               1,020
                                                                            ---------           ---------
 Stockholders' equity:
    Common stock, no par value, 60,000 shares authorized, 16,143 and
       15,962 shares issued and outstanding at November 30, 1998 and
       May 31, 1998, respectively                                                   1                   1
    Additional paid-in capital                                                228,054             226,729
    Retained earnings                                                          58,228              62,329
    Foreign currency translation adjustment                                     2,548               (207)
                                                                            ---------           ---------
      Total stockholders' equity                                              288,831             288,852
                                                                            ---------           ---------
        Total liabilities and stockholders' equity                          $ 314,364           $ 329,765
                                                                            =========           =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                      (in thousands, except per share data)



                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      NOVEMBER 30,                     NOVEMBER 30,
                                                               ------------------- -----         ----------------------
                                                                  1998             1997            1998            1997
                                                                  ----             ----            ----            ----
 Revenue:
    Net sales                                                   $23,919           $53,899        $59,689         $105,814

    Commissions from affiliate                                      152             2,629            737            4,561
                                                              ---------           -------       --------         --------
      Total revenue                                              24,071            56,528         60,426          110,375

 Cost of sales                                                   16,791            31,769         40,217           62,600
                                                              ---------           -------       --------         --------
      Gross margin                                                7,280            24,759         20,209           47,775

    Research, development and engineering                        10,311             7,918         19,451           14,703

    Selling, general and administrative                           8,284             8,719         15,553           18,088
                                                              ---------           -------       --------         --------
 Operating profit (loss)                                        (11,315)            8,122        (14,795)          14,984

 Other income, net                                                1,775             1,510          3,587            2,269
                                                              ---------           -------       --------         --------
 Earnings (loss) from consolidated companies before
  income taxes                                                   (9,540)            9,632        (11,208)          17,253

 Income tax expense (benefit)                                    (4,582)            3,351         (5,678)           6,144
                                                              ---------           -------       --------         --------
 Earnings (loss) from consolidated companies                     (4,958)            6,281         (5,530)          11,109
 Equity in net earnings of affiliates                               701             1,339          1,429            2,068
                                                              ---------           -------       --------         --------
 Net earnings (loss)                                           $ (4,257)          $ 7,620       $ (4,101)        $ 13,177
                                                               ========           =======       ========         ========

 Net earnings (loss) per share:
    Basic                                                       $(0.26)            $ 0.52        $ (0.25)          $ 0.94
                                                              ========            =======       ========         ========
    Diluted                                                     $(0.26)            $ 0.49        $ (0.25)          $ 0.89
                                                              ========            =======       ========         ========

 Weighted average number of shares:
    Basic                                                       16,128             14,689         16,087           14,040
                                                              ========            =======       ========         ========
    Diluted                                                     16,128             15,530         16,087           14,883
                                                              ========            =======       ========         ========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                 (in thousands)

                                                                               SIX MONTHS ENDED
                                                                                 NOVEMBER 30,
                                                                          ----------------------
                                                                             1998         1997
                                                                             ----         ----

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)                                                   $  (4,101)   $  13,177

   Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating activities:
       Equity in net earnings of affiliates                                 (1,429)      (2,068)
       Depreciation and amortization                                         3,445        1,760
       Dividend from affiliate                                                 521          875
       Other                                                                   339           (7)
       Changes in assets and liabilities:
         (Increase) decrease in trade accounts and notes receivable          8,336      (22,303)
         (Increase) decrease in inventories                                  7,576       (5,482)
         Increase in other current assets                                   (4,428)        (477)
         Increase (decrease) in accounts payable and due to affiliates     (13,033)       4,106
         Decrease in customer deposits and other current liabilities        (2,257)        (376)
                                                                         ---------    ---------
   Net cash used in operating activities                                    (5,031)     (10,795)
                                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                                     (39,141)     (28,618)
   Proceeds from the sale of short-term investments                         45,842         --
   Maturities of short-term investments                                     10,687       10,364
   Proceeds from sales of assets                                               600         --
   Capital expenditures                                                    (16,220)     (13,495)
   Other investing activities                                                 (437)        (353)
                                                                         ---------    ---------
   Net cash provided by (used in) investing activities                       1,331      (32,102)
                                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                                 --        116,732
   Proceeds from exercise of stock options                                     354          731
   Proceeds from sale of stock to employees                                    972        1,086
   Principal payments on long-term debt                                       (147)        (134)
                                                                         ---------    ---------
   Net cash provided by financing activities                                 1,179      118,415
                                                                         ---------    ---------
   Effects of foreign currency rate changes on cash                             (5)         194
                                                                         ---------    ---------
   Net  increase (decrease) in cash and cash equivalents                    (2,526)      75,712
   Cash and cash equivalents at beginning of year                           90,384       56,679
                                                                         ---------    ---------
   Cash and cash equivalents at November 30, 1998 and 1997              $  87,858    $ 132,391
                                                                         =========    =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


(1)     BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by management without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 1998, as filed with the Securities and Exchange Commission on August 28, 1998 as part of its Annual Report on Form 10-K. In the opinion of management the information furnished herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented. Results of operations for the three and six months ended November 30, 1998 are not necessarily indicative of results to be expected for the full fiscal year.

(2)    EARNINGS (LOSS) PER SHARE

       In 1998, the Company adopted Statement of Financial Accounting Standards
       (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the effect of all potential common shares that are dilutive and outstanding during the reporting period. Earnings (loss) per share amounts for all periods presented have been restated to conform to SFAS No. 128.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                           Three Months Ended   Six Months Ended
                                                              November 30,          November 30,
                                                       ----------------------   -----------------
                                                          1998        1997       1998        1997
                                                       ----------  ----------   --------  -------
Numerator:
      Net earnings (loss)                              $ (4,257)   $  7,620   $ (4,101)   $ 13,177
                                                       ========    ========   ========    ========
 Denominator:
   Denominator for basic earnings (loss) per share-
     weighted-average shares outstanding                 16,128      14,689     16,087      14,040

   Effect of dilutive securities:
     Employee stock options                                --           841       --           843
                                                       --------    --------   -------     --------
   Denominator for diluted earnings (loss) per share
     - adjusted weighted-average shares outstanding      16,128      15,530     16,087      14,883
                                                       ========    ========   ========    ========
 Basic earnings (loss) per share                       $  (0.26)   $   0.52   $  (0.25)   $   0.94
                                                       ========    ========   ========    ========

 Diluted earnings (loss) per share                     $  (0.26)   $   0.49   $  (0.25)   $   0.89
                                                       ========    ========   ========    ========



     Employee stock options outstanding during the three and six months ended November 30, 1998, were not included in the computation of diluted loss per share because the effect would be antidilutive.

(3)     INVENTORIES
        The components of inventory were:

                                                                        November 30,           May 31,
                                                                           1998                  1998
                                                                           ----                  ----
              Raw materials                                             $ 26,267             $ 25,223
              Work-in-process                                              9,421               11,423
              Finished goods                                               5,863               18,886
                                                                        --------             --------
                                                                        $ 41,551             $ 55,532
                                                                        ========             ========

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


(4)     INVESTMENTS IN AFFILIATES

        The Company owns a 50% interest in SpeedFam Co., Ltd. The Company's equity interest in SpeedFam Co., Ltd. was $23,752 and $20,543 at November 30, 1998 and at May 31, 1998, respectively, based on the balance sheet of SpeedFam Co., Ltd. at October 31, 1998 and April 30, 1998, respectively. The remaining equity interest included in investments in affiliates relates to the Company's 50% ownership interest in Fujimi Corporation. Condensed consolidated financial statements of SpeedFam Co., Ltd., which are consolidated on a fiscal year that ends April 30, are as follows:

                                 BALANCE SHEETS

                                                                              OCTOBER 31,           APRIL 30,
                                                                                 1998                 1998
                                                                               ---------           ---------

                                      ASSETS
            Total current assets                                               $ 117,190           $ 128,379
            Investment in affiliates                                                 791                 853
            Property, plant and equipment, net                                    39,562              35,763
            Deferred income taxes and other assets                                10,802               8,287
                                                                               ---------           ---------
                     Total assets                                              $ 168,345           $ 173,282
                                                                               =========           =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

            Total current liabilities                                           $ 90,938            $106,765
            Long-term debt                                                        21,799              18,095
            Other long-term liabilities                                            8,105               7,336
            Stockholders' equity
               Common stock                                                          664                 664
               Retained earnings                                                  41,993              41,162
               Foreign currency translation adjustment                             4,851                (844)
               Unrealized gain (loss) on marketable securities                        (5)                104
                                                                               ---------           ---------
                  Total liabilities and stockholders' equity                   $ 168,345           $ 173,282
                                                                               =========           =========

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


                  STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                                                   Three Months Ended                 Six Months Ended
                                                                    October 31,                         October 31,
                                                                 1998              1997             1998             1997
                                                              --------          --------         --------         --------

           Net sales                                          $ 33,415          $ 53,681         $ 73,038         $113,795
           Costs and operating expenses                         31,641            49,860           69,406          109,149
                                                              --------          --------         --------         --------
           Earnings before income taxes                          1,774             3,821            3,632            4,646
           Income taxes                                            918             2,256            2,100            2,680
                                                              --------          --------         --------         --------
           Net earnings before minority interest                   856             1,565            1,532            1,966
           Minority interest                                      (113)             (123)            (345)            (248)
                                                              --------          --------         --------         --------
           Net earnings                                            969             1,688            1,877            2,214

           Beginning retained earnings                          41,028            35,825           41,162           37,049
           Transfers to capital                                    (4)                 -               (4)                -
           Dividends                                                 -                 -           (1,042)          (1,750)
                                                              --------          --------         --------         --------
           Ending retained earnings                           $ 41,993          $ 37,513         $ 41,993         $ 37,513
                                                              ========          ========         ========         ========




     The Company pays a commission to SpeedFam Co., Ltd. on sales of equipment produced by the Company in the U. S. and exported to Pacific Rim customers through SpeedFam Co., Ltd. As of November 30, 1998 the Company had accrued $1,160 of commission expense to SpeedFam Co., Ltd.

(5)  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to offset exposure to market risks arising from changes in foreign exchange rates. Derivative financial instruments currently utilized by the Company include foreign currency forward contracts. The Company evaluates and monitors consolidated net exposures by currency and maturity, and external derivative financial instruments correlate with that net exposure in all material respects. Gains or losses related to hedges of firm commitments are deferred and included in the bases of the transaction when they are completed. Gains or losses on unhedged foreign currency transactions, if any, are included in income as part of cost of sales.

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

(6)  COMPREHENSIVE INCOME (LOSS)

       Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income (loss) was as follows:

                                                           Three Months Ended                      Six Months Ended
                                                              November 30,                           November 30,
                                                      -----------------------              --------------------------
                                                         1998          1997                    1998              1997
                                                         ----          ----                    ----          --------
            Net income (loss)                         $ (4,257)      $ 7,620                $ (4,101)        $ 13,177
            Other comprehensive income:
              Foreign currency translation
              adjustments                                4,542          (180)                  2,755              919
                                                      --------       -------                --------         --------
            Comprehensive income (loss)               $    285       $ 7,440                $ (1,346)        $ 14,096
                                                      ========       =======                ========         ========



(7)  RECENT DEVELOPMENTS

     On November 19, 1998, the Company entered into a definitive merger agreement with Integrated Process Equipment Corp. ("IPEC"). Under terms of the agreement, the Company's shareholders will retain their existing shares of common stock. IPEC stockholders will receive 0.71 of a share of the Company's common stock for each share of IPEC common stock that they currently own. The transaction is expected to be consummated within approximately the next 120 days. The merger is subject to shareholder and regulatory approval. There is no assurance that the transaction will be consummated.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenue:

                                                 Three Months Ended   Six Months Ended
                                                    November 30,       November 30,
                                                 ---------------      --------------
                                                 1998       1997      1998      1997
                                                 ----       ----      ----      ----
Revenue:
Net sales                                         99.4%     95.3%     98.8%     95.9%
Commissions from affiliate                         0.6       4.7       1.2       4.1
                                                 -----     -----     -----     -----
Total revenue                                    100.0     100.0     100.0     100.0
Cost of sales                                     69.8      56.2      66.6      56.7
                                                 -----     -----     -----     -----
Gross margin                                      30.2      43.8      33.4      43.3
Research, development and engineering             42.8      14.0      32.2      13.3
Selling, general and administrative               34.4      15.4      25.7      16.4
                                                 -----     -----     -----     -----
Operating profit (loss)                          (47.0)     14.4     (24.5)     13.6

Other income, net                                  7.4       2.6       6.0       2.0
                                                 -----     -----     -----     -----
Earnings (loss) from consolidated companies
 before income taxes                             (39.6)     17.0     (18.5)     15.6
Income tax expense (benefit)                     (19.0)      5.9      (9.3)      5.5
                                                 -----     -----     -----     -----
Earnings (loss) from consolidated companies      (20.6)     11.1      (9.2)     10.1
Equity in net earnings of affiliates               2.9       2.4       2.4       1.8
                                                 =====     =====     =====     =====
Net earnings (loss)                              (17.7)%    13.5%     (6.8)%    11.9%
                                                 =====     =====     =====     =====

         Net Sales. The Company's net sales for second quarter of fiscal 1999 were $23.9 million, down 55.6% from net sales of $53.9 million for the corresponding period in the prior year. Sales of equipment, parts and expendables decreased to $18.2 million or 75.9% of net sales in the second quarter of fiscal 1999, against $46.0 million or 85.3% of net sales reported in the same period of fiscal 1998. The sales decline in this segment was primarily attributable to lower sales of the Company's CMP systems to the semiconductor industry. Sales of CMP systems generated $11.1 million, or 46.6% of net sales in the second quarter of fiscal 1999, down from the $34.7 million, or 64.4% of net sales, reported a year earlier. The Company's net sales in this quarter were affected by the continued slowdown in overall demand for semiconductor manufacturing equipment including CMP systems, which is due to the over-capacity situation in the semiconductor device market worldwide. As a result, semiconductor manufacturers are expected to continue to reduce or delay their investment in manufacturing equipment. In addition, the semiconductor device market has been affected by the poor general economic conditions of many Asian countries, particularly Korea and Japan, who are both users and producers of semiconductors. The

Company believes that these market and economic uncertainties will likely have an adverse effect on sales of CMP systems, as well as other equipment products the Company sells, through the next 12 to 18 months.

         Sales to the thin film memory disk market in the second quarter of fiscal 1999 accounted for $6.7 million, or 27.9% of net sales, compared with $13.4 million, or 24.8% of net sales, for the second quarter of fiscal 1998. The technology of thin film memory disks has shifted to the use of more alternative substrates, and a majority of those substrates are being produced by Far East manufacturers. Consequently, thin film memory disk manufacturers in the United States have experienced manufacturing over-capacity which in turn has reduced capital spending for equipment the Company supplies from its U.S. operations. The Company expects these manufacturing over-capacity problems to continue in the U.S. through the current fiscal year.

         Net sales for the six months ended November 30, 1998 were $59.7 million, down 43.6% against net sales of $105.8 million in the first six months of fiscal 1998. A decline in sales of CMP equipment accounted for the significant portion of this sales decline. In the first half of fiscal 1999, sales of CMP systems were $34.1 million, or 57.1% of net sales, against the $65.4 million or 61.8% of net sales, reported a year earlier. In addition, net sales in the six months ended November 30, 1998 decreased due to a decline in sales to the thin film memory disk market. In the six months ended November 30, 1998, sales to the thin film memory disk market were $13.4 million compared to $28.9 million in the same six months of the prior year. Equipment sales to the thin film memory disk market have declined during this period due to the reasons set forth above.

         The decrease in net sales in the three and six months ended November 30, 1998 was also attributable to a decrease in sales of slurries. Slurries revenue decreased to $5.8 million or 24.1% of net sales in the second quarter of fiscal 1999 from $7.9 million or 14.7% in the comparable period of fiscal 1998. In the first six months of fiscal 1999, sales of slurries were $11.4 million or 19.1% of net sales compared to the $16.0 million or 15.2% in the same period of fiscal 1998.

         Commissions from Affiliate. Commissions from affiliate decreased to $152,000 during the second quarter of fiscal 1999 from $2.6 million in the corresponding period of fiscal 1998. During the first six months of this fiscal year, commissions from affiliate decreased to $737,000 from $4.6 million in the first six months of fiscal 1998. The decline in commission revenue in the three and six months ended November 30, 1998 was due to the continued slowdown in demand for capital equipment from both the thin film memory disk and silicon wafer markets. The Company believes that capital equipment spending will decline further in the thin film memory and silicon wafer industries in the current fiscal year, in turn further lowering commissions from affiliate compared to prior year periods.

         Gross Margin. Gross margin decreased to $7.3 million or 30.2% of total revenue for the three months ended November 30, 1998 from $24.8 million or 43.8% of total revenue for the three months ended November 30, 1997. For the first six months of fiscal 1999, gross margin was $20.2 million or 33.4% of total revenue compared to $47.8 million or 43.3% of total revenue in fiscal 1998. Gross margin, both in dollars and as a percentage of total revenue, was down year over year due primarily to higher material costs for the Company's mainline CMP tool, the Auriga-C integrated dry-in/dry-out system, higher overhead costs due to excess production capacity, lower commission revenue, pricing pressure in all markets, and shifts in the product mix.

         Research, Development and Engineering. Research, development and engineering expense was $10.3 million or 42.8% of total revenue in the second quarter of fiscal 1999, up from $7.9 million or 14.0% of total revenue in the second quarter of fiscal 1998. In the six months ended November 30, 1998, research, development and engineering expense increased to $19.5 million or 32.2% of total revenue compared to $14.7 million or 13.3% of total revenue in the same period of fiscal year 1998. The increase in both the three and six month periods of fiscal 1999 ended November 30, 1998 is a result of the

Company's significant investment in CMP systems' reliability and productivity improvements, various process technologies for the semiconductor device market and growing technical support costs due to the greater number of CMP systems now in the field. Research, development and engineering expense as a percentage of total revenue also increased substantially due to reduced revenues in fiscal 1999.

         Selling, General and Administrative. In the second quarter of fiscal 1999, selling, general and administrative expense was $8.3 million, or 34.4% of total revenue, down from $8.7 million, or 15.4%, last year. Selling, general and administrative expense decreased to $15.6 million or 25.7% of total revenue in the first six months of fiscal 1999 from $18.1 million or 16.4% of total revenue in the first six months of fiscal 1998. The dollar decrease in the second quarter and first six months of fiscal 1999 as compared to the prior year was due to lower commissions paid to the Far East Joint Venture as a result of decreased sales of CMP systems manufactured in the United States and sold into the Asian markets. Selling, general and administrative expense also declined due to management's efforts to control expenses to align them with lower revenue expectations, including decreased travel, an across the board reduction in all management salaries, a freeze on new hires, and reductions in the Company's global workforce. Selling, general and administrative expense as a percentage of total revenue increased substantially in both the three and six month periods ended November 30, 1998. This was primarily due to reduced revenues in fiscal 1999.

         Other Income, Net. Other income increased to $1.8 million in the second quarter of fiscal 1999 from $1.5 million in the comparable period of fiscal 1998. Other income increased to $3.6 million in the first six months of fiscal 1999 from $2.3 million in the comparable period of fiscal 1998. Other income consisted almost entirely of interest income in the second quarter of fiscal 1999. Interest income increased in the second quarter and first six months of fiscal 1999 compared to the prior year period as a result of the cash infusion from the Company's equity offering in October 1997.

         Income Tax Benefit. In the second quarter and first six months of fiscal 1999, the Company provided for a tax benefit due to the operating losses reported. The tax benefit has been recorded at a rate significantly above the federal benefit rate of 35% due to the impact of significant research and development tax credits.

         Equity in Net Earnings of Affiliates. The Company's equity in the net earnings of its joint ventures was $701,000 for the second quarter, compared to $1.3 million a year ago. For the first six months of fiscal 1999, equity in net earnings of affiliates decreased to $1.4 million from $2.1 million in the corresponding period in the prior year. The Company believes that the earnings of the Company's largest joint venture, the Far East Joint Venture, may be adversely affected for at least the current fiscal year by both the slow down in demand for equipment sold into the thin film memory disk and silicon wafer markets, as well as the current economic and currency crises facing many Far East economies.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 1998, the Company had $121.3 million in cash, cash equivalents and short-term investments, compared to $141.2 million at May 31, 1998. The Company used $5.0 million of cash in operating activities. Cash from operations was used primarily to pay down accounts payable and amounts due to affiliates, reduce other current liabilities and increase other current assets. This cash used in operations was partially offset by reductions in accounts receivable and inventories.

         The Company made capital expenditures of $16.2 million. The majority of the cash was used to fund the continued construction of a new 109,000 square foot Technology Center next to its corporate headquarters in Chandler, Arizona.

         In addition to the Company's cash, cash equivalents and short-term investments, the Company has available a $60.0 million credit facility with its U.S. bank group. The Company also has a pound sterling 950,000 ($1.6 million) revolving line of credit with the London branch of an U.S. bank. As of January 8, 1999 no amounts were outstanding on either loan facility. The Company believes that the Company's cash, cash equivalents and short-term investments combined with the available proceeds from the loan facilities will be sufficient to meet the Company's capital requirements during at least the next 12 months.

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

YEAR 2000

       The Company has addressed the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 computer software problem is pervasive and complex, as virtually every computer operation will be affected in some way. The Company is aware of and has addressed the potential computing difficulties it could face that may be triggered by the Year 2000 problem.

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

RECENT DEVELOPMENTS

       On November 19, 1998, the Company entered into a definitive merger agreement with Integrated Process Equipment Corp. ("IPEC"). Under terms of the agreement, the Company's shareholders will retain their existing shares of common stock. IPEC stockholders will receive 0.71 of a share of the Company's common stock for each share of IPEC common stock that they currently own. The transaction is expected to be consummated within approximately the next 120 days. The merger is subject to shareholder and regulatory approval.
There is no assurance that the transaction will be consummated.

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


RISKS RELATED TO PROPOSED MERGER WITH IPEC

      Difficulties of Integrating Two Companies. The anticipated benefits of the merger will not be achieved unless the operations of IPEC are successfully combined with those of the Company in a timely and efficient manner. Integrating the Company and IPEC will be a complex, time consuming and expensive process and may negatively impact results of operations. Before the merger, the Company and IPEC operated independently, each with its own business, products, business culture, customers, employees and systems. After the merger, the combined company must operate as a combined organization using common management information systems, operating procedures, financial controls and human resource practices, including benefit, training and professional development programs. There may be substantial difficulties, costs and delays involved in integrating the Company and IPEC. These may include:

-        distracting management from the business of the combined company

- costs and delays in integrating product offerings and inability to market each company's products to the other's customer

-        inability to successfully integrate research and development programs

- costs and delays in integrating manufacturing operations and philosophies

- inability to successfully integrate sales and marketing efforts, including international distribution channels

- inability to retain and integrate key management, administrative, technical, sales and customer support personnel

- costs and inefficiencies in delivering field service support to the customers of the combined company

- inability to successfully integrate management information and reporting systems

-        incompatibility of business cultures

- inability to obtain the consents of third parties required because of the merger

The combined company may not be able to retain and successfully integrate its key management, administrative, technical, sales and customer support personnel, or to realize any of the anticipated benefits of the merger.

      Substantial Expenses Resulting from the Merger. The negotiation and implementation of the merger will result in substantial expenses to the Company and IPEC, primarily costs associated with combining the operations of the two companies and the fees of financial advisors, attorneys and accountants. Total combined expenses to be incurred by the two Companies relating to these professional advisors and other costs of the special meetings are estimated to be $6.5 million, but may be higher. These expenses will negatively impact results of operations in the quarter in which the merger occurs.

In addition, the Company expects to incur significant charges in integrating and restructuring the operations of the Company and IPEC. The Company and IPEC are preparing an integration plan but have not yet completed their work. As a result, the Company and IPEC cannot estimate these expenses with any certainty at this time, but expect these expenses to negatively impact operating results for at least one year after the merger is completed. These expenses include, but are not limited to, those relating to severance costs, inventory adjustments, relocation costs, cancellation of real estate leases and the implementation of a uniform management information system.

The Company may also consider selling duplicative assets or those not necessary to the post-merger business strategy. If the price received is less than the book value of the assets sold, the Company would incur a loss.

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

INTERNATIONAL BUSINESS

    In the first six months of fiscal 1999 and 1998, 50.7% and 33.9%, respectively, of the Company's total revenue was attributable to sales outside the United States. The Company expects that international sales will continue to represent a significant portion of its total revenue. Sales to customers outside the United States are subject to numerous risks, including exposure to currency fluctuations, the imposition of government controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes typically associated with foreign sales, the greater difficulty of administering business overseas and general economic conditions. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. Moreover, slurries marketed and distributed by both the Company and the Fujimi Joint Venture are purchased from Fujimi Incorporated, a Japanese company. The Company also purchases in Japanese yen certain equipment from the Far East Joint Venture that the Company then sells in the U.S. and Europe. Fluctuations in exchange rates have in the past resulted, and may in the future result, in increases in the cost to the Company of such products. Also, because the value of the net assets of the Company's foreign subsidiaries and its equity interest in the Far East Joint Venture fluctuate based upon exchange rates and because the Company does not hedge the value of such net assets, fluctuations in exchange rates may have an adverse effect on the Company's shareholders' equity.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         Not applicable.

                          SPEEDFAM INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

         At the Company's Annual Meeting of Shareholders held on October 8, 1998, shareholders elected Messrs. James Farley, Makoto Kouzuma, Neil
         R. Bonke, Richard S. Hill, Dr. Stuart Meyer and Robert M. Miller to serve the Company as directors for a one-year term or until respective successors have been elected. The results of the voting for each director were as follows:

                                                 For          Withheld
                                            ----------        --------
                           Farley           14,050,648        264,409
                           Kouzuma          14,051,881        263,176
                           Bonke            14,055,580        259,477
                           Hill             14,055,335        259,722
                           Meyer            14,055,880        259,177
                           Miller           14,052,630        262,427

         Shareholders approved a proposal to amend the 1995 Stock Plan for Employees and Directors for SpeedFam International, Inc. as amended May 22, 1997, to increase the maximum aggregate number of shares of the Company's Common Stock reserved for issuance thereunder from 1,000,000 to 1,800,000. The results of the voting for the matter were as follows:

             For               Against             Abstained             Broker Non-Vote
         ----------           ----------           ---------             ---------------
         10,001,116           1,690,235             51,962                 2,571,744

         Shareholders approved a proposal to amend the 1995 Employee Stock Purchase Plan of SpeedFam International, Inc. to increase the maximum aggregate number of shares of the Company's Common Stock reserved for issuance thereunder from 500,000 to 1,000,000. The results of the voting for the matter were as follows:

             For               Against              Abstained            Broker Non-Vote
         ----------            -------              ---------            ---------------
         11,250,006            472,434               20,873                2,571,744

Item 6.    Exhibits and Reports on Form 8-K.

             (a)    Exhibits.

                      Exhibit - 27    Financial Data Schedule

             (b) Reports on Form 8-K.

                      Form 8-K (Item 5) was filed November 19, 1998.

                          SPEEDFAM INTERNATIONAL, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SPEEDFAM INTERNATIONAL, INC.



                                    /s/  Roger K. Marach
                                   ---------------------------------------
Date:    January 14, 1999          By Roger K. Marach
                                   Treasurer and Chief Financial Officer
                                   (As Chief Accounting Officer and Duly
                                   Authorized Officer of
                                   SpeedFam International, Inc.)

                                  EXHIBIT INDEX

           EXHIBIT
            NUMBER                                  DESCRIPTION
            ------                                  -----------
              27                               Financial Data Schedule