Form 10-Q/A
period 1998-08-31
SPEEDFAM INTERNATIONAL INC
filed 1999-03-04
CIK 949301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

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

PART I - FINANCIAL INFORMATION

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      AUGUST 31,        MAY 31,
                                                                         1998             1998
                                                                      ---------        ---------
                                ASSETS

Current assets:
   Cash and cash equivalents                                          $ 114,822        $  90,384
   Short-term investments                                                16,157           50,835
   Trade accounts and notes receivable, net                              43,933           45,197
   Inventories                                                           50,552           55,532
   Other current assets                                                   9,696            8,195
                                                                      ---------        ---------
     Total current assets                                               235,160          250,143
Investments in affiliates                                                22,818           24,299
Property, plant and equipment, net                                       54,967           52,253
Other assets                                                              3,355            3,070
                                                                      ---------        ---------
     Total assets                                                     $ 316,300        $ 329,765
                                                                      =========        =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings and current portion of long-term debt        $     176        $     248
   Accounts payable and due to affiliates                                14,197           23,901
   Customer deposits                                                      2,347            1,812
   Other current liabilities                                             10,095           13,932
                                                                      ---------        ---------
     Total current liabilities                                           26,815           39,893
                                                                      ---------        ---------
Deferred income taxes                                                     1,020            1,020
                                                                      ---------        ---------
Stockholders' equity:
   Common stock, no par value, 60,000 shares authorized, 16,118 and 15,962 shares issued and outstanding
      at August 31, 1998 and May 31, 1998, respectively                       1                1
   Additional paid-in capital                                           227,968          226,729
   Retained earnings                                                     62,485           62,329
   Accumulated other comprehensive loss                                  (1,989)            (207)
                                                                      ---------        ---------
     Total stockholders' equity                                         288,465          288,852
                                                                      ---------        ---------
       Total liabilities and stockholders' equity                     $ 316,300        $ 329,765
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


                                                                                    THREE MONTHS ENDED
                                                                                         AUGUST 31,
                                                                                 -------------------------
                                                                                   1998             1997
                                                                                 ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                                  $     156        $  5,557
   Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
       Equity in net earnings of affiliates                                           (728)           (729)
       Depreciation and amortization                                                 1,600             743
       Dividend from affiliate                                                         521             875
       Other                                                                          (223)             11
       Changes in assets and liabilities:
         (Increase) decrease in trade accounts and notes receivable                  1,320          (8,387)
         (Increase) decrease in inventories                                          5,129          (3,513)
         (Increase) decrease in other current assets                                (1,502)            659
         Increase (decrease) in accounts payable and due to affiliates              (9,575)          5,641
         Decrease in customer deposits
             and other current liabilities                                          (3,253)           (183)
                                                                                 ---------        --------
   Net cash provided by (used in) operating activities                              (6,555)            674
                                                                                 ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                                             (11,158)        (15,364)
   Proceeds from the sale of short-term investments                                 35,849            --
   Maturities of short-term investments                                             10,037
   Capital expenditures                                                             (4,510)         (8,424)
   Other investing activities                                                         (301)           (153)
                                                                                 ---------        --------
   Net cash provided by (used in) investing activities                              29,917         (23,941)
                                                                                 ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                             268             594
   Proceeds from sale of stock to employees                                            972             940
   Principal payments on long-term debt                                                (73)            (66)
                                                                                 ---------        --------
   Net cash provided by financing activities                                         1,167           1,468
                                                                                 ---------        --------
   Effects of foreign currency rate changes on cash                                    (91)             31
                                                                                 ---------        --------
   Net  increase (decrease) in cash and cash equivalents                            24,438         (21,768)
   Cash and cash equivalents at beginning of year                                   90,384          56,679
                                                                                 ---------        --------
   Cash and cash equivalents at August 31, 1998 and 1997                         $ 114,822        $ 34,911
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
                                    ========      ========


(4)     SHORT-TERM INVESTMENTS

        In August, 1998 the Company recorded a realized gain of $46 from the sale of tax exempt short-term investments, classified as held-to-maturity securities, with a carrying value of $35,803. The proceeds of $35,849 were re-invested. The Company sold investments originally intended to be held-to-maturity to take advantage of more favorable rates of return available on taxable securities. The Company's short-term investments are now classified as available-for-sale. The short-term investments are recorded at fair value and an unrealized gain of $4 net of income taxes of $2 is included as part of accumulated other comprehensive income within stockholders' equity at August 31, 1998.

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


(6)      DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments to offset exposure to market risks arising from changes in foreign exchange rates. Derivative financial instruments currently utilized by the Company include foreign currency forward contracts. The Company evaluates and monitors consolidated net exposures by currency and maturity, and external derivative financial instruments correlate with that net exposure in all material respects. Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income when those carrying amounts are converted. Gains or losses related to hedges of firm commitments are deferred and included in the bases of the transaction when they are completed. Gains or losses on unhedged foreign currency transactions, if any, are included in income as part of cost of sales. Gains and losses on derivative financial instruments which protect the Company from exposure in a particular currency, but do not currently have a designated underlying transaction, are also included in income as part of cost of sales. If a hedged item matures, or is sold, extinguished, terminated, or is related to an anticipated transaction that is no longer likely to take place, the derivative financial instrument is closed and the related gain or loss is included in income as part of cost of sales.

(7)      COMPREHENSIVE INCOME

         Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income (loss) and accumulated other comprehensive loss were as follows:

                          COMPREHENSIVE INCOME (LOSS)

                                                                    Three Months Ended
                                                                         August 31,
                                                                  --------------------
                                                                   1998               1997
                                                                  -------           -------
         Net income............................................   $   156           $ 5,557
         Other comprehensive income (loss):
           Foreign currency translation adjustments............    (1,786)            1,098
                                                                  -------           -------
           Unrealized holding gain, net of income taxes
           of $2 for the three months ended August 31, 1998....         4                --
                                                                  -------           -------
         Comprehensive income (loss)...........................   $(1,626)          $ 6,655
                                                                  =======           =======


                      ACCUMULATED OTHER COMPREHENSIVE LOSS

                                             Foreign        Unrealized        Accumulated
                                             Currency        Gain on      Other Comprehensive
                                            Translation     Securities           Loss
                                            -----------     ----------    -------------------

         Balance at May 31, 1998..........   $  (207)          $--            $  (207)
         Three month period change........    (1,786)            4             (1,782)
         Balance at August 31, 1998.......   $(1,193)          $ 4            $(1,989)
                                             =======            ==            =======

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


         Accounts payable and due to affiliates decreased to $14.2 million at August 31, 1998 from $23.9 million at May 31, 1998. This decrease was a result of management's efforts to control inventory purchasing in anticipation of lower sales volume in the first quarter of fiscal year 1999. Cash used in operations was partially offset by reductions in accounts receivable and inventories.



         Accounts receivable decreased to $43.9 million at August 31, 1998, from $45.2 million at May 31, 1998. Inventory decreased to $50.6 million at August 31, 1998, from $55.5 million at May 31, 1998. Inventory had increased substantially in fiscal year 1998 due to a build up of CMP systems in the third and fourth quarters of fiscal 1998, some of which did not ship until the first quarter of fiscal year 1999. In addition, inventories decreased due to decreased production in anticipation of lower sales volume in fiscal year 1999. SpeedFam established an obsolescence reserve for inventories in the amount of $1.4 million at both May 31, 1998 and August 31, 1998.



         The Company made capital expenditures of $4.5 million. The majority of the cash was used primarily to purchase software and fund the continued construction of a new 109,000 square foot Technology Center next to its corporate headquarters in Chandler, Arizona. Maturities of short-term investments provided $10.0 million of cash during the first three months of fiscal 1999. Sales of short-term investments also provided $35.8 million in cash. In total, $11.2 million in cash was invested in short-term investments in the three months ended August 31, 1998.


         Financing activities provided $1.2 million in cash, primarily through the sale of stock to employees and the exercise of stock options, offset by the debt repayments. The Company has available a $60.0 million credit facility with its U.S. bank group. The Company also has a pound sterling 950,000 ($1.6 million) revolving line of credit with the London branch of the U.S. bank. As of October 9, 1998, no amounts were outstanding on either loan facility. The Company believes that the Company's cash, cash equivalents and short-term investments combined with the available proceeds from the loan facilities will be sufficient to meet the Company's capital requirements during at least the next 12 months.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for financial years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SpeedFam is evaluating the new Statement's provisions and has not yet determined its impact. SpeedFam will adopt SFAS No. 133 effective June 1, 2000.

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

                                    SPEEDFAM INTERNATIONAL, INC.




                                         /s/  Roger K. Marach
                                    --------------------------------------------
Date:    March 4, 1999                   By Roger K. Marach
                                         Treasurer and Chief Financial Officer
                                         (As Chief Accounting Officer and Duly
                                         Authorized Officer of SpeedFam
                                         International, Inc.)

                                  EXHIBIT INDEX

           EXHIBIT
           NUMBER                                  DESCRIPTION

             27                Financial Data Schedule