Form 10-Q/A
period 1998-11-30
SPEEDFAM INTERNATIONAL INC
filed 1999-03-04
CIK 949301

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

PART I - FINANCIAL INFORMATION

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                          NOVEMBER 30,           MAY 31,
                                                                              1998                1998
                                                                        ----------------     ----------------


                                ASSETS

 Current assets:
    Cash and cash equivalents                                                 $87,858            $ 90,384
    Short-term investments                                                     33,435              50,835
    Trade accounts and notes receivable, net                                   36,480              45,197
    Inventories                                                                41,551              55,532
    Other current assets                                                       12,648               8,195
                                                                            ---------           ---------
      Total current assets                                                    211,972             250,143
 Investments in affiliates                                                     27,968              24,299
 Property, plant and equipment, net                                            70,940              52,253
 Other assets                                                                   3,477               3,070
                                                                            ---------           ---------
      Total assets                                                          $ 314,357           $ 329,765
                                                                            =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY


 Current liabilities:

    Short-term borrowings and current portion of long-term debt                $  102              $  248
    Accounts payable and due to affiliates                                     10,924              23,901
    Customer deposits                                                           2,421               1,812
    Other current liabilities                                                  11,066              13,932
                                                                            ---------           ---------
      Total current liabilities                                                24,513              39,893
                                                                            ---------           ---------
 Deferred income taxes                                                          1,020               1,020
                                                                            ---------           ---------
 Stockholders' equity:
    Common stock, no par value, 60,000 shares authorized, 16,143 and
       15,962 shares issued and outstanding at November 30, 1998 and
       May 31, 1998, respectively                                                   1                   1
    Additional paid-in capital                                                228,054             226,729
    Retained earnings                                                          58,228              62,329
    Accumulated other comprehensive income                                      2,541               (207)
                                                                            ---------           ---------
      Total stockholders' equity                                              288,824             288,852
                                                                            ---------           ---------
        Total liabilities and stockholders' equity                          $ 314,357           $ 329,765
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

                                                                               SIX MONTHS ENDED
                                                                                 NOVEMBER 30,
                                                                          ----------------------
                                                                             1998         1997
                                                                             ----         ----

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)                                                   $  (4,101)   $  13,177

   Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating activities:
       Equity in net earnings of affiliates                                 (1,429)      (2,068)
       Depreciation and amortization                                         3,445        1,760
       Dividend from affiliate                                                 521          875
       Other                                                                   339           (7)
       Changes in assets and liabilities:
         (Increase) decrease in trade accounts and notes receivable          8,336      (22,303)
         (Increase) decrease in inventories                                  7,576       (5,482)
         Increase in other current assets                                   (4,428)        (477)
         Increase (decrease) in accounts payable and due to affiliates     (13,033)       4,106
         Decrease in customer deposits and other current liabilities        (2,257)        (376)
                                                                         ---------    ---------
   Net cash used in operating activities                                    (5,031)     (10,795)
                                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                                     (39,141)     (28,618)
   Proceeds from the sale of short-term investments                         35,849         --
   Maturities of short-term investments                                     20,680       10,364
   Proceeds from sales of assets                                               600         --
   Capital expenditures                                                    (16,220)     (13,495)
   Other investing activities                                                 (437)        (353)
                                                                         ---------    ---------
   Net cash provided by (used in) investing activities                       1,331      (32,102)
                                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                                 --        116,732
   Proceeds from exercise of stock options                                     354          731
   Proceeds from sale of stock to employees                                    972        1,086
   Principal payments on long-term debt                                       (147)        (134)
                                                                         ---------    ---------
   Net cash provided by financing activities                                 1,179      118,415
                                                                         ---------    ---------
   Effects of foreign currency rate changes on cash                             (5)         194
                                                                         ---------    ---------
   Net  increase (decrease) in cash and cash equivalents                    (2,526)      75,712
   Cash and cash equivalents at beginning of year                           90,384       56,679
                                                                         ---------    ---------
   Cash and cash equivalents at November 30, 1998 and 1997              $  87,858    $ 132,391
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

(4)     SHORT-TERM INVESTMENTS

        In August, 1998 the Company recorded a realized gain of $46 from the sale of tax exempt short-term investments, classified as held-to-maturity securities, with a carrying value of $35,803. The proceeds of $35,849 were re-invested. The Company sold investments originally intended to be held-to-maturity to take advantage of more favorable rates of return available on taxable securities. The Company's short-term investments are now classified as available-for-sale. The short-term investments are recorded at fair value and an unrealized loss of $7, net of income taxes of $5, is included as part of accumulated other comprehensive income within stockholders' equity at November 30, 1998.




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

          SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


(7)  COMPREHENSIVE INCOME (LOSS)



       Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income (loss) and accumulated other comprehensive income (loss) were as follows:


                          COMPREHENSIVE INCOME (LOSS)

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                              NOVEMBER 30,       NOVEMBER 30,
                                           ------------------  ----------------
                                             1998     1997       1998      1997
                                           -------   ------    -------   -------
Net income (loss)........................  $(4,257)  $7,620    $(4,101)  $13,177

Other comprehensive income (loss):

  Foreign currency translation
    adjustments..........................    4,542     (180)     2,755       919

Unrealized holding losses, net of
  income taxes of $7 and $5 for the
  three months and six months
  ended November 30, 1998................      (11)      --         (7)       --
                                          --------   ------    -------   -------
Comprehensive income (loss).............. $   274   $7,440    $(1,353)  $14,096
                                          ========   ======    ========  =======


                 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)


                                    FOREIGN     UNREALIZED       ACCUMULATED
                                    CURRENCY    LOSSES ON    OTHER COMPREHENSIVE
                                  TRANSLATION   SECURITIES      INCOME (LOSS)

Balance at May 31, 1998........       (207)         --              (207)
Six month period change........      2,755          (7)            2,748
                                     -----          --             -----
Balance at November 30, 1998...      2,548          (7)            2,541
                                     =====          ==             =====


(8)  RECENT DEVELOPMENTS

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

         Research, Development and Engineering. Research, development and engineering expense was $10.3 million or 42.8% of total revenue in the second quarter of fiscal 1999, up from $7.9 million or 14.0% of total revenue in the second quarter of fiscal 1998. In the six months ended November 30, 1998, research, development and engineering expense increased to $19.5 million or 32.2% of total revenue compared to $14.7 million or 13.3% of total revenue in the same period of fiscal year 1998. The increase in both the three and six month periods of fiscal 1999 ended November 30, 1998 is a result of the

`Company's significant investment in CMP systems' reliability and productivity improvements, various process technologies for the semiconductor device market and growing technical support costs due to the greater number of CMP systems now in the field. Research, development and engineering expense as a percentage of total revenue also increased substantially due to reduced revenues in fiscal 1999.

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

         Accounts payable and due to affiliates decreased to $10.9 million at November 30, 1998, from $23.9 million at May 31, 1998. This decrease was a result of management's efforts to control inventory purchasing in anticipation of lower sales volume in the first and second quarters of fiscal year 1999. Cash used in operations was partially offset by reductions in accounts receivable and inventories.

         Accounts receivable decreased to $36.5 million at November 30, 1998, from $45.2 million at May 31, 1998. The decrease in accounts receivable was primarily due to lower sales volume in the first six months of fiscal year 1999, combined with management's efforts to collect on outstanding receivables.

       Inventory decreased to $41.6 million at November 30, 1998, from $55.5 million at May 31, 1998. Inventory had increased substantially in fiscal year 1998 due to a build up of CMP systems in the third and fourth quarters of fiscal 1998, which did not ship until the first and second quarters of fiscal year 1999. In addition, inventories decreased due to decreased production in anticipation of lower sales volume in fiscal year 1999. The Company established an obsolescence reserve for inventories in the amount of $1.4 million and $1.7 million at May 31, 1998 and November 30, 1998, respectively.

       The Company made capital expenditures of $16.2 million. The majority of the cash was used to fund the continued construction of a new 109,000 square foot Technology Center next to its corporate headquarters in Chandler, Arizona. Maturities of short-term investments provided $20.7 million of cash during the first six months of fiscal 1999. Sales of short-term investments also provided $35.8 million in cash. In total, $39.1 million in cash was invested in short-term securities in the six months ended November 30, 1998.

       Financing activities provided $1.2 million in cash, primarily through the sale of stock to employees and the exercise of stock options, offset by debt repayments. The Company has available a $60.0 million credit facility with its U.S. bank group. The Company also has a [pound sterling] 950,000 ($1.6 million) revolving line of credit with the London branch of the U.S. bank. As of February 3, 1999, no amounts were outstanding on either loan facility. The Company believes that the Company's cash, cash equivalents and short-term investments combined with the available proceeds from the loan facilities will be sufficient to meet the Company's capital requirements during at least the next 12 months.

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

Item 6.    Exhibits and Reports on Form 8-K.

             (a)    Exhibits.

                      Exhibit - 27    Financial Data Schedule

             (b) Reports on Form 8-K.


                      Form 8-K (Item 5) was filed November 23, 1998.

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