Form 10-K/A
period 1998-05-31
SPEEDFAM INTERNATIONAL INC
filed 1999-03-05
CIK 949301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


ITEM NO.                             CAPTION                                 PAGE
--------                             -------                                 ----
                                        PART I
    1.     Business....................................................        3
    2.     Properties..................................................       15
    3.     Legal Proceedings...........................................       15
    4.     Submission of Matters to a Vote of Security Holders.........       16

                                       PART II
    5.     Market for Common Equity and Related Shareholder Matters....       16
    6.     Selected Financial Data.....................................       16
    7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................       17
    7A.    Quantitative and Qualitative Disclosures about Market
             Risk......................................................       28
    8.     Financial Statements and Supplementary Data.................       29
    9.     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................       69

                                       PART III
   10.     Directors and Executive Officers of the Company.............       69
   11.     Executive Compensation......................................       69
   12.     Security Ownership of Certain Beneficial Owners and
             Management................................................       69
   13.     Certain Relationships and Related Transactions..............       69

                                       PART IV
   14.     Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................       69
           Signatures..................................................       70
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


     Sales to the thin film memory disk market in fiscal 1998 accounted for $51.9 million, or 29.4% of net sales, as compared to $59.1 million, or 36.7% of net sales in fiscal 1997. This decrease was primarily due to a decline in sales of equipment to the thin film memory disk market from the prior year. The technology for the production of thin film memory disks has shifted to the use of alternative substrates; a majority of those substrates being produced by Far East manufacturers. Consequently, thin film memory disk manufactures headquartered in the United States have experienced manufacturing over-capacity which in turn has reduced capital spending for equipment the Company supplies from its U.S. operations. The Company expects these manufacturing over-capacity problems to continue in the U.S. through the next fiscal year. Sales of slurries increased to $28.8 million in fiscal 1998 from $26.3 million in fiscal 1997. As a percent of net sales, sales of slurries remained relatively unchanged at 16.3% in fiscal 1998 compared to 16.4% in fiscal 1997. European net sales increased to $11.0 million in fiscal 1998 from $9.9 million in fiscal 1997.


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


     Gross Margin. In fiscal 1998, gross margin was $75.5 million, or 40.8% of total revenue, compared to $69.9 million, or 40.3% of total revenue, in fiscal 1997. Gross margin increased primarily due to the increased sales of CMP systems in fiscal 1998. However, the impact of improved gross margins due to higher sales of CMP systems was mostly offset by declining gross margins on sales to the thin film memory disk industry, declining slurry margins and lower commission revenue compared to fiscal 1997. Gross margin was also impacted by an additional $1.5 million in warranty expense accrued in the fourth quarter of fiscal 1998. Due to the increasing complexity of the Company's CMP products, and the importance of maintaining customer good will in the current competitive environment, management made the decision in the fourth quarter of fiscal year 1998 to accrue for additional equipment warranty to cover the anticipated customer service costs of its CMP products.


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

  Fiscal 1997 Compared with Fiscal 1996


     Net Sales. Net sales for the fiscal year ended May 31, 1997 were $161.0 million, up 41.4% over net sales of $113.9 million in fiscal 1996. Equipment, parts and expendables accounted for 83.6% of net sales in fiscal 1997 compared to 77.3% in fiscal 1996. The growth in this segment was attributable to higher sales of the Company's CMP planarization systems to the semiconductor industry. Sales of CMP systems totaled $80.8 million, or 50.2% of net sales, more than double the $39.5 million of CMP system sales in fiscal 1996. In addition to the significant increase in CMP equipment sales to semiconductor manufacturers, net sales for the fiscal year increased due to a higher level of sales of equipment, parts and expendables to the thin film memory disk media market. Sales to the thin film memory disk market in fiscal 1997 accounted for $59.1 million, or 36.7% of net sales, as compared to $49.5 million, or 43.5% of net sales in 1996. Sales of slurries increased to $26.3 million in fiscal 1997 from $25.8 million in fiscal 1996. However, as a percent of net sales, sales of slurries decreased to 16.4% in fiscal 1997 from 22.7% in fiscal 1996. European sales decreased to $9.9 million in fiscal 1997 from $10.9 million in fiscal 1996.


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

LIQUIDITY AND CAPITAL RESOURCES


     As of May 31, 1998, the Company had $141.2 million in cash, cash equivalents and short-term investments, compared to $76.9 million at May 31, 1997. The Company used $25.5 million of cash in operating activities. Net earnings adjusted for non-cash depreciation and amortization and equity in the net earnings of affiliates provided $13.0 in cash. However, investments in working capital used $39.8 million primarily due to growth in inventories, accounts receivable and decreases in accrued expenses, customer deposits and income taxes payable. During fiscal 1998, inventories increased as a result of customer requests to delay shipments of CMP systems until fiscal 1999. Also, orders built on speculation for delivery in the fourth quarter of fiscal 1998 were not received due to customer cutbacks in capital spending. The Company established and obsolescence reserve for inventories in the amount of $1.4 and $1.1 million at May 31, 1998 and 1997, respectively. Accounts receivable increased from the prior year due to more of the Company's products being sold into geographic regions with longer collection periods, especially the Far East. In addition, average collection times increased as customers extended times to evaluate new tool introductions and enhancements.


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


     In fiscal 1998, net cash provided by financing activities was $120.2 million. The Company has financed its growth in recent years primarily from the issuance of common stock. In October of 1997, the Company completed a public offering of common stock. The Company issued 2,327,000 shares of common stock and received net proceeds of $116.7 million. In addition, for the year ended May 31, 1998, $3.7 million was provided by the sale of stock to employees through the Company's Employee Stock Purchase Plan and through the exercise of stock options. Also available to the Company is a $60.0 million credit facility negotiated in August of 1997 with its U.S. bank group. The term of the note is for three years. As of

August 14, 1998, no amounts were outstanding on this loan facility. In addition, the Company has a L950,000 ($1.6 million) unsecured, multi-currency, revolving line of credit with the London branch of a U.S. bank. As of August 14, 1998, no amounts were outstanding on this credit facility.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
Independent Auditors' Report................................   30
Consolidated Balance Sheets -- at the end of fiscal years
  1998 and 1997.............................................   31
Consolidated Statements of Earnings -- for the fiscal years
  1998, 1997 and 1996.......................................   32
Consolidated Statements of Stockholders' Equity -- for the
  fiscal years 1998, 1997 and 1996..........................   33
Consolidated Statements of Cash Flows -- for the fiscal
  years 1998, 1997 and 1996.................................   34
Notes to Consolidated Financial Statements..................   35
SPEEDFAM CO., LTD. AND CONSOLIDATED SUBSIDIARIES
Independent Auditors' Report................................   53
Consolidated Balance Sheets -- at the end of fiscal years
  1998 and 1997.............................................   54
Consolidated Statements of Earnings -- for the fiscal years
  1998, 1997 and 1996.......................................   55
Consolidated Statements of Stockholders' Equity -- for the
  fiscal years 1998, 1997 and 1996..........................   56
Consolidated Statements of Cash Flows -- for the fiscal
  years 1998, 1997 and 1996.................................   57
Notes to Consolidated Financial Statements..................   58


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

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MAY 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                               1998        1997        1996
                                                             --------    --------    --------
Cash flows from operating activities:
  Net earnings.............................................  $ 12,863    $ 20,219    $ 11,821
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Equity in net earnings of affiliates..................    (4,418)     (7,068)     (5,204)
     Depreciation and amortization.........................     4,525       2,846       1,326
     Provision for losses on accounts receivable...........     1,752         817         316
     Provision for deferred income taxes...................      (209)     (1,460)       (922)
     Gains on sales of assets..............................       (42)        (32)        (10)
     Increase in cash surrender value of life insurance....      (150)       (144)       (142)
     (Increase) decrease in assets:
       Trade accounts receivable...........................    (8,804)     (4,050)    (18,226)
       Inventories.........................................   (19,768)     (7,898)    (10,078)
       Prepaid expenses and other current assets...........    (2,813)       (749)         23
     Increase (decrease) in liabilities:
       Accounts payable and due to affiliates..............    (1,959)       (709)     10,621
       Accrued expenses and customer deposits..............    (3,331)      6,183       4,102
       Income taxes payable................................    (3,106)       (942)      4,290
                                                             --------    --------    --------
Net cash provided by (used in) operating activities........   (25,460)      7,013      (2,083)
                                                             --------    --------    --------
Cash flows from investing activities:
  Purchases of short-term investments......................   (63,636)    (20,216)         --
  Maturities of short-term investments.....................    33,017          --          --
  Capital expenditures.....................................   (32,071)    (17,431)     (8,121)
  Proceeds from sales of assets............................        61          75          24
  Dividends from affiliates................................     2,325         554         163
  Other investing activities...............................      (801)       (553)       (542)
                                                             --------    --------    --------
Net cash used in investing activities......................   (61,105)    (37,571)     (8,476)
                                                             --------    --------    --------
Cash flows from financing activities:
  Sale of treasury stock...................................        --          --          17
  Net proceeds from issuance of common stock...............   116,704      77,673      28,284
  Proceeds from exercise of stock options and employee
     stock purchases.......................................     3,723       1,481         254
  Proceeds from long-term debt.............................        --         414       3,999
  Principal payments on long-term debt.....................      (274)     (3,221)    (12,025)
                                                             --------    --------    --------
Net cash provided by financing activities..................   120,153      76,347      20,529
                                                             --------    --------    --------
Effect of foreign currency rate changes on cash............       117          19        (194)
                                                             --------    --------    --------
Net increase in cash and cash equivalents..................    33,705      45,808       9,776
Cash and cash equivalents at beginning of year.............    56,679      10,871       1,095
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 90,384    $ 56,679    $ 10,871
                                                             ========    ========    ========
Supplemental cash flow information -- cash paid during the
  year for:
  Interest.................................................  $     47    $    226    $    810
  Income taxes.............................................     6,298      10,463         860
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


  (f) Revenue Recognition



     Sales of the Company's products are recorded upon customer acceptance, or shipment if no customer acceptance is required, at which time title passes to the customer. Customer acceptance refers to the sign off by the customer that the equipment is complete and has passed all tests satisfactory to the customer. Installation of the equipment is generally completed within 30 to 60 days of acceptance.



  (g) Installation and Warranty Costs



     Costs to be incurred by the Company related to product installation and warranty fulfillment are accrued at the date of customer acceptance, or shipment if no customer acceptance is required, and are estimated by the Company based on past experience. The accrual for product installation and warranty fulfillment, included in accrued expenses in the consolidated balance sheets, was $5,628 and $5,510 at the end of fiscal years 1998 and 1997, respectively.


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

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Information regarding the Company's operations in the United States and internationally is presented below:


                                                       1998        1997        1996
                                                     --------    --------    --------
Net sales:
  United States....................................  $166,855    $152,216    $103,698
  Europe...........................................    10,966       9,856      10,855
  Intercompany sales...............................    (1,574)     (1,078)       (673)
                                                     --------    --------    --------
Consolidated net sales.............................  $176,247    $160,994    $113,880
                                                     ========    ========    ========
Operating profit:
  United States....................................  $  3,791    $ 20,736      10,184
  Europe...........................................     2,059         780         917
  Eliminations.....................................        94         (30)        (10)
                                                     --------    --------    --------
Operating profit...................................  $  5,944    $ 21,486    $ 11,091
                                                     ========    ========    ========
  Identifiable assets:
  United States....................................  $132,468    $ 88,762      66,059
  Europe...........................................     9,222       7,055       4,954
  Corporate........................................   188,075     110,683      36,971
                                                     --------    --------    --------
Consolidated identifiable assets...................  $329,765    $206,500    $107,984
                                                     ========    ========    ========
Export sales:
  Taiwan...........................................  $ 15,254    $ 12,903    $  3,800
  England..........................................     7,524          --          --
  Germany..........................................     1,977       9,478       6,960
  Malaysia.........................................     1,653       7,854       1,806
  Other............................................     3,946       3,474         678
                                                     --------    --------    --------
                                                     $ 30,354    $ 33,709    $ 13,244
                                                     ========    ========    ========

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


(16) FAIR VALUE OF FINANCIAL INSTRUMENTS



     The Company's financial instruments at May 31, 1998 and 1997 include cash equivalents, short-term investments, trade receivables, trade payables, foreign exchange contracts, and long-term debt. The carrying value of cash equivalents, short-term investments, trade receivables, and trade payables approximates fair value because of the short maturity of these instruments. Fair values relating to foreign currency contracts (used for hedging purposes) reflect the estimated net amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts and are not material at May 31, 1998 and 1997. The fair value of the Company's long-term debt is not materially different from its financial statement carrying value. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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


                        NAME                                         TITLE                        DATE
                        ----                                         -----                        ----

                 /s/ JAMES N. FARLEY                   Chairman and Director               March 4, 1999
-----------------------------------------------------
                   James N. Farley

               /s/ RICHARD J. FAUBERT                  President, Chief Executive Officer  March 4, 1999
-----------------------------------------------------  and Director
                 Richard J. Faubert

                 /s/ ROGER K. MARACH                   Treasurer, Assistant Secretary and  March 4, 1999
-----------------------------------------------------  Chief Financial Officer (Principal
                   Roger K. Marach                     financial and accounting officer)

                  /s/ NEIL R. BONKE                    Director                            March 4, 1999
-----------------------------------------------------
                    Neil R. Bonke

                 /s/ MAKOTO KOUZUMA                    Director                            March 4, 1999
-----------------------------------------------------
                   Makoto Kouzuma

                                                       Director                            March 4, 1999
-----------------------------------------------------
                   Stuart L. Meyer

                /s/ ROBERT M. MILLER                   Director                            March 4, 1999
-----------------------------------------------------
                  Robert M. Miller

                 /s/ RICHARD S. HILL                   Director                            March 4, 1999
-----------------------------------------------------
                   Richard S. Hill

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