Form 10-Q
period 1999-02-28
SPEEDFAM INTERNATIONAL INC
filed 1999-04-14
CIK 949301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to ____________

                         Commission File Number 0-26784

                               SPEEDFAM-IPEC, INC.
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

                               YES X     NO _____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 9, 1999).

                  Common Stock, no par value: 29,262,330 shares

                          SPEEDFAM INTERNATIONAL, INC.


                                      INDEX

                                                                            Page
PART I      FINANCIAL INFORMATION

      Item 1.     Financial Statements

                    Condensed Consolidated Balance Sheets
                    February 28, 1999 and May 31, 1998.........................2

                    Condensed Consolidated Statements of Operations
                    Three Months and Nine Months Ended February 28, 1999 and
                    1998.......................................................3

                    Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended February 28, 1999 and 1998...............4

                    Notes to Condensed Consolidated Financial Statements.......5

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................10

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk..20

PART II     OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K............................21

SIGNATURE.....................................................................22

EXHIBIT INDEX

                  Exhibit - 3.1     Amendment to the Articles of Incorporation

                  Exhibit - 4.1     First Supplemental Indenture by and among
                                    the Registrant, Integrated Process Equipment
                                    Corp. and State Street Bank and Trust
                                    Company of California, N.A., as Trustee, dated April 6, 1999

                  Exhibit - 10.1    Employment Agreement between the Registrant
                                    and Ralph Hartung, dated April 6, 1999

                  Exhibit - 27      Financial Data Schedule

PART I - FINANCIAL INFORMATION

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       FEBRUARY 28,    MAY 31,
                                                          1999          1998
                                                        ---------     ---------
                     ASSETS

Current assets:
  Cash and cash equivalents                             $  90,883     $  90,384
  Short-term investments                                   17,534        50,835
  Trade accounts and notes receivable, net                 46,962        45,197
  Inventories                                              38,474        55,532
  Other current assets                                     17,140         8,195
                                                        ---------     ---------
   Total current assets                                   210,993       250,143
Investments in affiliates                                  26,681        24,299
Property, plant and equipment, net                         76,952        52,253
Other assets                                                3,568         3,070
                                                        ---------     ---------
   Total assets                                         $ 318,194     $ 329,765
                                                        =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current portion             $      26     $     248
  of long-term debt
  Accounts payable and due to affiliates                   15,530        23,901
  Customer deposits                                         2,852         1,812
  Other current liabilities                                11,491        13,932
                                                        ---------     ---------
   Total current liabilities                               29,899        39,893
                                                        ---------     ---------
Deferred income taxes                                       1,020         1,020
                                                        ---------     ---------
Stockholders' equity:
  Common stock, no par value, 60,000 shares
    authorized, 16,214 and 15,962 shares
    issued and outstanding                                      1             1
    at February 28, 1999 and May 31, 1998,
    respectively
  Additional paid-in capital                              229,088       226,729
  Retained earnings                                        56,177        62,329
  Accumulated other comprehensive income (loss)             2,009          (207)
                                                        ---------     ---------
   Total stockholders' equity                             287,275       288,852
                                                        ---------     ---------
     Total liabilities and stockholders' equity         $ 318,194     $ 329,765
                                                        =========     =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                      (in thousands, except per share data)


                                                         Three Months Ended         Nine Months Ended
                                                            February 28,               February 28,
                                                       ----------------------     ----------------------
                                                         1999          1998         1999          1998
                                                       --------      --------     --------      --------
Revenue:
  Net sales                                            $ 31,295      $ 47,004     $ 90,985      $152,818
  Commissions from affiliate                                781         1,376        1,518         5,936
                                                       --------      --------     --------      --------
   Total revenue                                         32,076        48,380       92,503       158,754
Cost of sales                                            21,355        28,341       61,573        90,941
                                                       --------      --------     --------      --------
   Gross margin                                          10,721        20,039       30,930        67,813
  Research, development and engineering                   7,468         7,669       26,919        22,372
  Selling, general and administrative                     9,492         8,726       25,045        26,814
                                                       --------      --------     --------      --------
Operating profit (loss)                                  (6,239)        3,644      (21,034)       18,627
 Other income, net                                        1,645         1,581        5,233         3,851
                                                       --------      --------     --------      --------
Earnings (loss) from consolidated companies before
income taxes                                             (4,594)        5,225      (15,801)       22,478
Income tax expense (benefit)                             (2,332)        1,822       (8,009)        7,966
                                                       --------      --------     --------      --------
Earnings (loss) from consolidated companies              (2,262)        3,403       (7,792)       14,512
Equity in net earnings of affiliates                        211         1,740        1,640         3,808
                                                       --------      --------     --------      --------
Net earnings (loss)                                    $ (2,051)     $  5,143     $ (6,152)     $ 18,320
                                                       ========      ========     ========      ========

Net earnings (loss) per share:
  Basic                                                $  (0.13)     $   0.32     $  (0.38)     $   1.25
                                                       ========      ========     ========      ========
  Diluted                                              $  (0.13)     $   0.31     $  (0.38)     $   1.19
                                                       ========      ========     ========      ========

 Weighted average number of shares:
  Basic                                                  16,166        15,861       16,113        14,641
                                                       ========      ========     ========      ========
  Diluted                                                16,166        16,429       16,113        15,391
                                                       ========      ========     ========      ========

    See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                                 (in thousands)

                                                                                    NINE MONTHS ENDED
                                                                                       FEBRUARY 28,
                                                                                 ------------------------
                                                                                   1999           1998
                                                                                 ---------      ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                            $  (6,152)     $  18,320
  Adjustments to reconcile net earnings (loss)
   to net cash used in operating activities:
     Equity in net earnings of affiliates                                           (1,640)        (3,808)
     Depreciation and amortization                                                   5,595          2,948
     Dividend from affiliate                                                           521            875
     Other                                                                             887            267
     Changes in assets and liabilities:
      Increase in trade accounts and notes receivable                               (2,721)        (7,384)
      (Increase) Decrease in inventories                                            10,627         (7,413)
      Increase in other current assets                                              (7,971)          (297)
      Decrease in accounts payable and due to affiliates                            (8,330)        (5,010)
      Increase (Decrease) in customer deposits and other current liabilities        (1,373)           143
                                                                                 ---------      ---------
  Net cash used in operating activities                                            (10,557)        (1,359)
                                                                                 ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments                                              (46,260)       (52,885)
  Proceeds from the sale of short-term investments                                  35,849             --
  Maturities of short-term investments                                              43,666         25,595
  Proceeds from sales of assets                                                        600             --
  Capital expenditures                                                             (24,316)       (17,833)
  Other investing activities                                                          (562)          (556)
                                                                                 ---------      ---------
  Net cash provided by (used in) investing activities                                8,977        (45,679)
                                                                                 ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                                            --        116,704
  Proceeds from exercise of stock options                                              360          1,074
  Proceeds from sale of stock to employees                                           1,999          2,088
  Principal payments on long-term debt                                                (223)          (203)
                                                                                 ---------      ---------
  Net cash provided by financing activities                                          2,136        119,663
                                                                                 ---------      ---------
  Effects of foreign currency rate changes on cash                                     (57)            11
                                                                                 ---------      ---------
  Net increase in cash and cash equivalents                                            499         72,636
  Cash and cash equivalents at beginning of year                                    90,384         56,679
                                                                                 ---------      ---------
  Cash and cash equivalents at February 28, 1999 and 1998                        $  90,883      $ 129,315
                                                                                 =========      =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


(1)   BASIS OF PRESENTATION

      The condensed consolidated financial statements included herein have been prepared by management without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 1998, as filed with the Securities and Exchange Commission on August 28, 1998 as part of its Annual Report on Form 10-K/A. In the opinion of management the information furnished herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented. Results of operations for the three and nine months ended February 28, 1999 are not necessarily indicative of results to be expected for the full fiscal year.

(2)   EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                               Three Months Ended      Nine Months Ended
                                                                   February 28,          February 28,
                                                               -------------------    -------------------
                                                                 1999       1998        1999       1998
                                                               --------   --------    --------   --------
      Numerator:
         Net earnings (loss)                                   $ (2,051)  $  5,143    $ (6,152)  $ 18,320
                                                               ========   ========    ========   ========
      Denominator:
       Denominator for basic earnings (loss) per share -
         weighted-average shares outstanding                     16,166     15,861      16,113     14,641
       Effect of dilutive securities:
         Employee stock options                                      --        568          --        750
                                                               --------   --------    --------   --------
       Denominator for diluted earnings (loss) per share -
         adjusted weighted-average shares outstanding            16,166     16,429      16,113     15,391
                                                               ========   ========    ========   ========
      Basic earnings (loss) per share                          $  (0.13)  $   0.32    $  (0.38)  $   1.25
                                                               ========   ========    ========   ========
      Diluted earnings (loss) per share                        $  (0.13)  $   0.31    $  (0.38)  $   1.19
                                                               ========   ========    ========   ========

      Employee stock options outstanding during the three and nine months ended February 28, 1999, were not included in the computation of diluted loss per share because the effect would be antidilutive.

           SPEEDFAM INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

(3)   INVENTORIES

      The components of inventory were:

                                                   February 28,          May 31,
                                                       1999               1998
                                                      -------            -------
      Raw materials                                   $24,837            $25,223
      Work-in-process                                   6,473             11,423
      Finished goods                                    7,164             18,886
                                                      -------            -------
                                                      $38,474            $55,532
                                                      =======            =======

(4)   SHORT-TERM INVESTMENTS

      In August, 1998 the company recorded a realized gain of $46 from the sale of tax exempt short-term investments, classified as held-to-maturity securities, with a carrying value of $35,803. The proceeds of $35,849 we re-invested. The Company sold investments originally intended to be held-to-maturity to take advantage of more favorable rates of return available on taxable securities. The Company's short-term investments are now classified as available-for-sale. The short-term investments are recorded at fair value and an unrealized loss of $23, net of income taxes of $23, is included as part of accumulated other comprehensive income
      (loss) within stockholders' equity at February 28, 1999.

(5)   INVESTMENTS IN AFFILIATES

      The Company owns a 50% interest in SpeedFam Co., Ltd. The Company's equity interest in SpeedFam Co., Ltd. was $23,255 and $20,543 at February 28, 1999 and at May 31, 1998, respectively, based on the balance sheet of SpeedFam Co., Ltd. at January 31, 1999 and April 30, 1998, respectively. The remaining equity interest included in investments in affiliates relates to the Company's 50% ownership interest in Fujimi Corporation. Condensed consolidated financial statements of SpeedFam Co., Ltd., which are consolidated on a fiscal year that ends April 30, are as follows:

                                 BALANCE SHEETS

                                                             JANUARY 31,    APRIL 30,
                                                                1999          1998
                                                              ---------     ---------
                                     ASSETS

      Total current assets                                    $  96,502     $ 128,379
      Investment in affiliates                                      870           853
      Property, plant and equipment, net                         38,122        35,763
      Deferred income taxes and other assets                     10,548         8,287
                                                              ---------     ---------
            Total assets                                      $ 146,042     $ 173,282
                                                              =========     =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
      Total current liabilities                               $  70,755     $ 106,765
      Long-term debt                                             20,885        18,095
      Other long-term liabilities                                 7,891         7,336
      Stockholders' equity
        Common stock                                                664           664
        Retained earnings                                        41,944        41,162
        Foreign currency translation adjustment                   3,844          (844)
        Unrealized gain on marketable securities                     59           104
                                                              ---------     ---------
          Total liabilities and stockholders' equity          $ 146,042     $ 173,282
                                                              =========     =========

                  STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                 Three Months Ended          Nine Months Ended
                                                     January 31,                January 31,
                                               -----------------------    -----------------------
                                                 1999          1998         1999          1998
                                               ---------     ---------    ---------     ---------
      Net sales                                $  32,344     $  55,098    $ 105,382     $ 168,893
      Costs and operating expenses                32,432        51,059      101,838       160,208
                                               ---------     ---------    ---------     ---------
      Earnings (loss) before income taxes            (88)        4,039        3,544         8,685
      Income taxes                                   169         1,303        2,269         3,983
                                               ---------     ---------    ---------     ---------
      Net earnings (loss) before minority
      interest                                      (257)        2,736        1,275         4,702
      Minority interest                             (204)           95         (549)         (153)
                                               ---------     ---------    ---------     ---------
      Net earnings (loss)                            (53)        2,641        1,824         4,855

      Beginning retained earnings                 41,997        37,513       41,162        37,049
      Dividends                                       --            --       (1,042)       (1,750)
                                               ---------     ---------    ---------     ---------
      Ending retained earnings                 $  41,944     $  40,154    $  41,944     $  40,154
                                               =========     =========    =========     =========

      The Company pays a commission to SpeedFam Co., Ltd. on sales of equipment produced by the Company in the U. S. and exported to Pacific Rim customers through SpeedFam Co., Ltd. As of February 28, 1999 the Company had accrued $3,209 of commission expense to SpeedFam Co., Ltd.

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

(7)   COMPREHENSIVE INCOME (LOSS)

      Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. The company's comprehensive income (loss) was as follows:

                           COMPREHENSIVE INCOME (LOSS)

                                                     Three Months Ended         Nine Months Ended
                                                         February 28,             February 28,
                                                    ---------------------     ---------------------
                                                      1999         1998         1999         1998
                                                    --------     --------     --------     --------
      Net income (loss)                             $ (2,051)    $  5,143     $ (6,152)    $ 18,320
      Other comprehensive income (loss):
        Foreign currency translation adjustments        (516)      (2,289)       2,239       (1,370)

        Unrealized holding losses, net
        of income taxes of $18 and $23
        for the three months and nine
        months ended February 28, 1999                   (16)          --          (23)          --
                                                    --------     --------     --------     --------
      Comprehensive income (loss)                   $ (2,583)    $  2,854     $ (3,936)    $ 16,950
                                                    ========     ========     ========     ========

                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)


                                         Foreign      Unrealized   Accumulated Other
                                        Currency       Losses on     Comprehensive
                                       Translation    Securities      Income (Loss)
                                         -------        -------         -------
      Balance at May 31, 1998            $  (207)                       $  (207)
      Nine month period change             2,239            (23)          2,216
                                         -------        -------         -------
      Balance at February 28, 1999       $ 2,032        $   (23)        $ 2,009
                                         =======        =======         =======

(8)   RECENT DEVELOPMENTS

      On April 6, 1999, the shareholders and stockholders of the Company and Integrated Process Equipment Corp. ("IPEC"), respectively, approved the merger agreement between these two companies. The Company's shareholders also approved an amendment to the Company's Articles of Incorporation changing the name of the Company to SpeedFam-IPEC, Inc. Under terms of the merger agreement entered into on November 19, 1998, each share of IPEC common stock was exchanged for 0.71 shares of the Company's common stock. The Company expects to issue approximately 13,049 shares of the Company's common stock to IPEC stockholders. The merger will be accounted for as a pooling of interests. Had the merger taken place on or prior to February 28, 1999, the combined restated financial results would have been as follows:

                                                          Nine Months Ended
                                                             February 28,
                                                       -------------------------
                                                         1999            1998
                                                       ---------       ---------
      Revenue                                          $ 152,709       $ 309,221
      Net earnings (loss)                              $ (46,468)      $  18,650

      Net earnings (loss) per share:
      Basic                                            $   (1.61)      $    0.69
      Diluted                                          $   (1.61)      $    0.64

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

RESULTS OF OPERATIONS

      The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenue:

                                                   Three Months Ended    Nine Months Ended
                                                       February 28,         February 28,
                                                     ----------------     ----------------
                                                     1999       1998      1999       1998
                                                     -----      -----     -----      -----
      Revenue:
      Net sales                                       97.6%      97.2%     98.4%      96.3%
      Commissions from affiliate                       2.4        2.8       1.6        3.7
                                                     -----      -----     -----      -----
      Total revenue                                  100.0      100.0     100.0      100.0
      Cost of sales                                   66.6       58.6      66.6       57.3
                                                     -----      -----     -----      -----
      Gross margin                                    33.4       41.4      33.4       42.7
      Research, development and engineering           23.3       15.9      29.0       14.1
      Selling, general and administrative             29.6       18.0      27.1       16.9
                                                     -----      -----     -----      -----
      Operating profit (loss)                        (19.5)       7.5     (22.7)      11.7
      Other income, net                                5.2        3.3       5.6        2.4
                                                     -----      -----     -----      -----
      Earnings (loss) from consolidated companies
      before income taxes                            (14.3)      10.8     (17.1)      14.1
      Income tax expense (benefit)                    (7.2)       3.8      (8.7)       5.0
                                                     -----      -----     -----      -----
      Earnings (loss) from consolidated companies     (7.1)       7.0      (8.4)       9.1
      Equity in net earnings of affiliates             0.7        3.6       1.7        2.4
                                                     -----      -----     -----      -----
      Net earnings (loss)                             (6.4)%     10.6%     (6.7)%     11.5%
                                                     =====      =====     =====      =====

      Net Sales. The Company's net sales for the third quarter of fiscal 1999 were $31.3 million, down 33.4% from net sales of $47.0 million for the corresponding period in the prior year. Sales of equipment, parts and expendables decreased to $25.5 million or 81.6% of net sales in the third quarter of fiscal 1999, against $40.9 million or 87.0% of net sales in the same period of fiscal 1998. The sales decline in this segment was primarily attributable to lower sales of the Company's CMP systems to the semiconductor industry. Sales of CMP systems generated $19.1 million, or 61.1% of net sales in the third quarter of fiscal 1999, down from the $28.0 million, or 59.5% of net sales, reported a year earlier. The Company's net sales in this quarter were affected by the continued worldwide slowdown in overall demand for semiconductor manufacturing equipment, including CMP systems, which is due to the over-capacity situation in the semiconductor device market worldwide. In addition, the Company has experienced increased competition in the sales of CMP systems to semiconductor manufacturers currently making equipment buying decisions. The Company believes that these market uncertainties will likely have an adverse effect on sales of CMP systems, as well as other equipment products the Company sells, through the next 12 to 18 months.

      Sales to the thin film memory disk market in the third quarter of fiscal 1999 accounted for $6.1 million, or 19.5% of net sales, compared with $13.0 million, or 27.0% of net sales, for the third quarter of fiscal 1998. The technology of thin film memory disks has shifted to the use of alternative substrates (e.g., glass), and a majority of those substrates are being produced by Far East manufacturers. Consequently, thin film memory disk manufacturers in the United States have experienced manufacturing over-capacity which in turn has reduced capital spending for equipment the Company supplies from its U.S. operations. The Company expects these manufacturing over-capacity problems to continue in the U.S. at least through the next 12 months.

      Net sales for the nine months ended February 28, 1999 were $91.0 million, down 40.5% against net sales of $152.8 million in the first nine months of fiscal 1998. A decline in sales of CMP equipment accounted for the significant portion of this sales decline. In the first nine months of fiscal 1999, sales of CMP systems were $53.2 million, or 58.5% of net sales, compared to $93.4 million or 61.1% of net sales, reported a year earlier. In addition, net sales in the nine months ended February 28, 1999 decreased due to a decline in sales to the thin film memory disk market. In the nine months ended February 28, 1999, sales to the thin film memory disk market were $19.5 million compared to $42.5 million in the same nine months of the prior year. Equipment sales to the thin film memory disk market have declined during this period due to the reasons set forth above.

      The decrease in net sales in the three and nine months ended February 28, 1999 was also attributable to a decrease in sales of slurries. Slurries revenue decreased to $5.8 million or 18.4% of net sales in the third quarter of fiscal 1999 from $6.1 million or 13.0% in the comparable period of fiscal 1998. In the first nine months of fiscal 1999, sales of slurries were $17.2 million or 18.9% of net sales compared to the $22.2 million or 14.5% in the same period of fiscal 1998.

      Commissions from Affiliate. Commissions from affiliate decreased to $781,000 during the third quarter of fiscal 1999 from $1.4 million in the corresponding period of fiscal 1998. During the first nine months of this fiscal year, commissions from affiliate decreased to $1.5 from $5.9 million in the first nine months of fiscal 1998. The decline in commission revenue in the three and nine months ended February 28, 1999 was due to the continued slowdown in demand for capital equipment primarily from the silicon wafer market and, to a lesser extent, the thin film memory disk industry. The Company believes that capital equipment spending will continue to be weak in the thin film memory and silicon wafer industries through the next 12 months, in turn further lowering commissions from affiliate compared to prior year periods.

      Gross Margin. Gross margin decreased to $10.7 million or 33.4% of total revenue for the three months ended February 28, 1999 from $20.0 million or 41.4% of total revenue for the three months ended February 28, 1998. For the first nine months of fiscal 1999, gross margin was $30.9 million or 33.4% of total revenue, compared to $67.8 million or 42.7% of total revenue in fiscal 1998. Gross margin, both in dollars and as a percentage of total revenue, was down year over year primarily due to higher material costs for the Company's mainline CMP tool, the Auriga-C integrated dry-in/dry-out system, higher overhead costs due to excess production capacity, lower commission revenue, pricing pressure in all markets, and shifts in the product mix.

      Research, Development and Engineering. Research, development and engineering expense was $7.5 million or 23.3% of total revenue in the third quarter of fiscal 1999, down slightly from $7.7 million or 15.9% of total revenue in the third quarter of fiscal 1998. In the nine months ended February 28, 1999, research, development and engineering expense increased to $26.9 million or 29.0% of total revenue compared to $22.4 million or 14.1% of total revenue in the same period of fiscal year 1998. Research, development and engineering expense in the three month period ended February 28, 1999, was comparable to the prior year. However, the increase in the nine month period of fiscal 1999 ended February 28, 1999 from the same period in fiscal 1998 is a result of the Company continuing to invest significant amounts of money in its CMP systems' reliability and productivity improvements, various process technologies for the semiconductor device market and growing its technical support organization due to the greater number of the Company's CMP systems now in the field worldwide. The Company will continue to make significant investments in research, development and engineering to maintain technological competitiveness and meet the process requirements of its customers. Research, development and engineering expense as a percentage of total revenue increased substantially due to reduced revenues in fiscal 1999.

      Selling, General and Administrative. In the third quarter of fiscal 1999, selling, general and administrative expense was $9.5 million, or 29.6% of total revenue, up from $8.7 million, or 18.0%, last year. Selling, general and administrative expense decreased to $25.0 million or 27.1% of total revenue in the first nine months of fiscal 1999 from $26.8 million or 16.9% of total revenue in the first nine months of fiscal 1998. The dollar increase in the third quarter of fiscal 1999 as compared to the prior year was due to higher commissions paid to the Far East Joint Venture as a result of increased sales of CMP systems manufactured in the United States and sold into the Asian markets. Selling, general and administrative expense declined in the first nine months of fiscal 1999 from fiscal 1998 due to management's efforts to control expenses to align them with lower revenue expectations, including decreased travel, an across the board reduction in all management salaries, a freeze on new hires, and reductions in the Company's global workforce. Selling, general and administrative expense as a percentage of total revenue increased substantially in both the three and nine month periods ended February 28,1999. This was primarily due to reduced revenues in fiscal 1999.

      Other Income, Net. At $1.6 million, other income in the third quarter of fiscal 1999 was level with that recorded in the third quarter of fiscal 1998. Other income increased to $5.2 million in the first nine months of fiscal 1999 from $3.9 million in the comparable period of fiscal 1998. Other income consisted almost entirely of interest income in the third quarter of fiscal 1999. Interest income increased in the first nine months of fiscal 1999 compared to the prior year period as a result of the cash infusion from the Company's equity offering in October 1997, as well as, a change in investment strategy to higher yielding taxable investments in the first quarter of fiscal 1999.

      Income Tax Benefit. In the third quarter and first nine months of fiscal 1999, the Company provided for a tax benefit due to the operating losses reported. The tax benefit has been recorded at a rate significantly above the federal benefit rate of 35% due to the impact of significant research and development tax credits.

      Equity in Net Earnings of Affiliates. The Company's equity in the net earnings of its joint ventures was $211,000 for the third quarter, compared to $1.7 million a year ago. For the first nine months of fiscal 1999, equity in net earnings of affiliates decreased to $1.6 million from $3.8 million in the corresponding period in the prior year. The Company believes that the earnings of the Company's largest joint venture, the Far East Joint Venture, may be adversely affected for at least the next 12 months by both the slow down in demand for equipment sold into the thin film memory disk and silicon wafer markets, as well as current economic challenges facing many Far East economies.

      LIQUIDITY AND CAPITAL RESOURCES

      As of February 28, 1999, the Company had $108.4 million in cash, cash equivalents and short-term investments, compared to $141.2 million at May 31, 1998. The Company used $10.6 million of net cash in operating activities. Cash from operations was used primarily to pay down accounts payable and amounts due to affiliates, reduce other current liabilities and increase accounts receivable and other current assets.

      Accounts payable and due to affiliates decreased to $15.5 million at February 28, 1999, from $23.9 million at May 31, 1998. This decrease was a result of management's ongoing efforts to control inventory purchasing in anticipation of lower sales volume in the first nine months of fiscal year 1999. Cash used in operations was partially offset by reductions in inventories.

      Accounts receivable increased to $47.0 million at February 28, 1999, from $45.2 million at May 31, 1998. The small increase in accounts receivable was primarily due to the effects of extended payment terms on sales of equipment to certain customers in fiscal 1999.

      Inventory decreased to $38.5 at February 28, 1999, from $55.5 million at May 31, 1998. Inventory had increased substantially in fiscal year 1998 due to a build up of CMP systems in the third and fourth quarters of fiscal 1998, which did not ship until the first and second quarters of fiscal year 1999. In addition, inventories decreased due to decreased production in anticipation of lower sales volume in fiscal year 1999. SpeedFam established an obsolescence reserve for inventories at February 28, 1999 and May 31, 1998, respectively.

      The Company made capital expenditures of $24.3 million in the first nine months of fiscal 1999. The majority of the cash was used to fund the construction of a new 109,000 square foot Technology Center next to its corporate headquarters in Chandler, Arizona. Through the nine months ended February 28, 1999, short-term investments of the Company matured or were sold providing cash of $75.9 million. Sales of short-term investments also provided $35.8 million in cash. In total, $46.3 million in cash was invested in short-term securities in the nine months ended February 28, 1999.

      Financing activities provided $2.1 million in cash, primarily through the sale of stock to employees and the exercise of stock options. In response to the merger with IPEC, the Company's new management believed its combined financial resources allowed it to reduce its bank lines of credit. Consequently, the Company has terminated its $60.0 million credit facility, and is replacing it with a new $25.0 million secured revolving line of credit. The Company also has a pound sterling 950,000 ($1.6 million) revolving credit facility with the London branch of a U.S. bank. As of April 6, 1999, no amounts were outstanding on any loan facility. The Company believes that the Company's cash, cash equivalents and short-term investments combined with the available proceeds from available loan facilities will be sufficient to meet the Company's capital requirements during at least the next 12 months.

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

RECENT DEVELOPMENTS

On April 6, 1999, the shareholders and stockholders of the Company and Integrated Process Equipment Corp. ("IPEC"), respectively, approved the merger agreement between these two companies. The Company's shareholders also approved an amendment to the Company's Articles of Incorporation changing the name of the Company to SpeedFam-IPEC, Inc. Under the terms of the merger agreement entered into on November 19, 1998, each share of IPEC common stock was exchanged for
0.71 shares of the Company's common stock. The Company expects to issue approximately 13,048,540 shares of the Company's common stock to IPEC stockholders.

The Company has incurred and will incur substantial expenses to complete the merger, including estimated costs of approximately $6.5 million for financial accounting and legal advisors and for the special meetings of shareholders.

The Company is evaluating its strategic alternatives to increase the profitability of the Company. These strategies relate to work force reductions, discontinuing product lines and eliminating duplicate facilities. The Company expects that these strategies will result in recoverability issues for certain assets. The Company expects to incur in the fourth quarter of its fiscal year 1999, which ends May 31, 1999, a charge for severance costs, inventory adjustments and asset impairments related to discontinued products lines, cancellations of real estate leases and other merger expenses totaling an estimated $50 to $70 million. Additional costs presently unknown may also negatively impact the results of operations following the merger.

YEAR 2000

The Company has addressed the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 computer software problem is pervasive and complex, as virtually every computer operation will be affected in some way. The Company is aware of and is addressing the potential computing difficulties that may be triggered by the Year 2000 problem.

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

RISKS RELATED TO THE MERGER WITH IPEC

IF THE COMPANY DOES NOT INTEGRATE THE TECHNOLOGY AND OPERATIONS OF THE COMPANY AND IPEC QUICKLY AND EFFECTIVELY, THE POTENTIAL BENEFITS OF THE RECENT MERGER MAY NOT OCCUR. Achieving the merger's potential benefits will require the Company to reduce excess personnel and redundant facilities and equipment. Management's choices in this regard may not prove optimal in the long term. In addition, the Company must integrate all components of the Company's and IPEC's previously individual operations, including the following:

- Sales and marketing operations, including international distribution channels. Prior to the merger, internationally, the Company distributed its products through a direct sales force while IPEC used distributors. Combining international sales channels could result in expense or customer confusion.

- Product offerings, including marketing of products to the other's customers.

-     Research and development programs.

- Manufacturing operations and philosophies. Prior to the merger, the Company assembled components purchased from multiple vendors, while IPEC manufactured many of its products' components and purchased others from vendors.

-     Field service support for CMP equipment.

- Management information and reporting systems. Since the Company and IPEC used different management information systems, the Company may face difficulties obtaining timely and accurate information, data and reports to operate the combined Company effectively until integration is completed.

The Company cannot be certain that it can achieve integration of these components without adversely impacting operations. To the extent management focuses on integration, it may not be able to develop the business.

SUBSTANTIAL EXPENSES RESULTING FROM THE MERGER. The Company has incurred, and will incur, substantial expenses to complete the merger, including estimated costs of approximately $6.5 million for financial, accounting and legal advisors and for the special meetings of shareholders.

The Company is evaluating its strategic alternatives to increase the profitability of the Company. These strategies relate to work force reductions, discontinuing product lines and eliminating duplicate facilities. The Company expects that these strategies will result in recoverability issues for certain assets. The Company expects to incur in the fourth quarter of its fiscal year 1999, which ends May 31, 1999, a charge for severance costs, inventory adjustments and asset impairments related to discontinued products lines, cancellations of real estate leases and other merger expenses totaling an estimated $50 to $70 million. Additional costs presently unknown may also negatively impact the results of operations following the merger.

THE MERGER MAY RESULT IN A LOSS OF KEY EMPLOYEES. The Company's success following the merger depends on retaining and integrating the Company and IPEC personnel. The Company has signed agreements with a few key IPEC employees to retain their services. However, Company employees may leave for many reasons, including:

- As integration proceeds, the Company anticipates eliminating excess personnel in many functional areas. Other employees may leave for varied reasons, such as increased workloads or the mistaken assumption that the individual's job will be terminated.

- New and different corporate culture. Prior to the merger, the Company and IPEC had different corporate cultures. IPEC's employees had greater autonomy than in the Company's organization, which emphasized, and continues to emphasize, more centralized planning and control methods.

- Competition for qualified personnel in the industry served by the Company, particularly in the Phoenix metropolitan area, is intense. The Company and IPEC had experienced difficulty in attracting qualified personnel in the past. The Company expects to experience the same difficulty in the future.

- Competitors may continue to recruit employees during integration. This is common in mergers in the technology industry.

RISKS RELATED TO BUSINESS OPERATIONS

THE COMPANY'S GROWTH DEPENDS ON CONTINUED AND INCREASED ACCEPTANCE OF CMP AMONG SEMICONDUCTOR MANUFACTURERS. While CMP is used by a number of advanced logic semiconductor manufacturers, CMP has been used to manufacture advanced memory devices only in the past 2 years. Continued and increased acceptance of CMP systems depends on many factors considered by potential customers, including the CMP product's:

-     Cost of ownership

-     Throughput

-     Process flexibility

-     Performance, including reliability

-     Customer support

Failure to adequately meet potential customers' needs with respect to one or more of these factors will result in decreased acceptance of CMP and, therefore, the Company's CMP systems, which will in turn negatively impact the Company's profitability.

THE COMPANY MAY NOT DEVELOP PRODUCTS IN TIME TO MEET CHANGING TECHNOLOGIES. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. Developing new products in the rapidly evolving industry in which the Company operates involves a number of risks:

- Products may be introduced behind schedule or after customers have made buying decisions.

-     Products may not be accepted in the marketplace.

After the merger, competitive pressures will require the Company to continue to develop or enhance products, including both the copper and dual damascene processes, end-point detection metrology, post-CMP cleaning and a 300 mm CMP system to address current and future needs of semiconductor manufacturers. The Company will also continue to develop products and processes for thin film memory disk manufacturers and to enhance the plasma-assisted chemical etch processes.


PRODUCT OR PROCESS DEVELOPMENT PROBLEMS COULD HARM THE COMPANY'S RESULTS OF operations. The company's products are complex, and from time to time have defects or "bugs" that are difficult and costly to fix. This can harm results of operations for the company in two ways:

- The company incurs substantial costs to ensure the functionality and reliability of products earlier in their life cycle. This can reduce orders, increase manufacturing costs, adversely impact working capital and increase service and warranty expenses.

- The company requires significant lead-times between product introduction and commercial shipment. As a result, the company may have to write off inventory and other assets related to products and could lose customers and revenue.

THE CURRENT SLOWDOWN IN THE SEMICONDUCTOR INDUSTRY CONTINUES TO NEGATIVELY IMPACT THE COMPANY'S PROFITABILITY. The Company is currently experiencing a slowdown in product demand and volatility in product pricing for the following reasons:

-     The cyclical nature of the semiconductor industry

-     General over-capacity of customers

-     The financial crisis in Asia

This slowdown has reduced the revenue to the Company in recent periods. The Company believes that the slowdown will continue to negatively impact revenue performance for at least the next 12 to 18 months. Despite the slowdown, however, the Company will continue to invest in research and development and customer support to remain competitive. This will result in reduced profitability for the Company.

BOTH THE COMPANY AND IPEC HAD LOSSES PRIOR TO THE MERGER AND THE COMPANY EXPECTS LOSSES IN THE NEAR FUTURE. The Company had net losses of $2.1 million in the quarter ended February 28, 1999, $4.3 million in the quarter ended November 30, 1998, and $5.5 million in the quarter ended May 31, 1998. The Company did not have a net loss for the quarter ended August 31, 1998, but did have an operating loss of $3.5 million. IPEC had net losses of $16.1 million in the quarter ended March 31, 1999, $14.0 million in the quarter ended December 31, 1998, and $10.1 million in the quarter ended September 30, 1998. These losses were primarily the result of the slowdown in the industry combined with increasing investment in research and development. The Company currently believes it will continue to experience losses as long as the industry slowdown continues.

THE COMPANY FACES INTENSE COMPETITION, INCLUDING FROM COMPANIES WITH GREATER RESOURCES. Several companies currently market CMP systems that directly compete with the Company's products, including Applied Materials, Inc. and Ebara Corporation. For several reasons, the Company may not compete effectively with competitors, including:

- Some competitors may have greater financial resources than the Company. They also may have more extensive engineering, manufacturing, marketing and customer service and support capabilities.

- Some competitors may supply a broader range of semiconductor capital equipment than the Company. As a result, these competitors may have better relationships with semiconductor manufacturers, including current and potential customers of the Company.

- The Company expects competitors to continue to improve their existing technology and introduce new products. This could cause a decline in the Company's sales or lead to intensified price-based competition.

- Other capital equipment manufacturers not currently involved in the development of CMP systems may enter the market or develop technology that reduces the need for the Company's products.

THE ASIAN FINANCIAL CRISIS IS HARMING THE COMPANY'S BUSINESS. The Company expects reduced sales to Asian customers for at least the next 12 to 18 months, which will negatively impact the Company's sales growth and revenue performance. A substantial portion of worldwide semiconductor manufacturing capacity is located in the Far East. Pacific Rim countries are experiencing severe currency and financing problems that are contributing to economic slowdowns or recessions in those countries. The Company's U.S. dollar-denominated products have become more expensive in certain Asian countries. In addition, some customers in these countries may not be able to obtain satisfactory financing terms to allow them to place volume orders or pay for equipment that has been shipped.

THE COMPANY'S FUTURE SUCCESS DEPENDS ON INTERNATIONAL SALES. International sales accounted for 31.7% of the Company's net sales for fiscal year 1998, 31.2% for fiscal year 1997 and 21.7% for fiscal year 1996. International sales accounted for 45.5% of IPEC's revenue in its fiscal 1998, 26.6% in fiscal 1997 and 27.8% in fiscal 1996. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to risks, including:

-     Foreign exchange issues

- Political, economic and regulatory environments of the countries where customers are located

-     Collectability of accounts receivable

-     Inadequate intellectual property protection

Foreign exchange issues also affect the value of the Company's foreign subsidiaries and the Company's equity interest in its Far East joint venture. The Company does not manage this balance sheet risk through currency transactions known as "hedging," which are designed to minimize this risk. The Company does try to manage near-term currency risks through "hedging." However, efforts may not be enough to decrease the risks involved.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS The Company's quarterly operating results will fluctuate due to a variety of factors, including:

- Industry demand for capital equipment, which depends on economic conditions in the semiconductor, memory disk and silicon wafer markets.

- Timing, cancellation or delay of customer orders and shipments. The Company derives a significant portion of revenue from the sale of a relatively small number of machines during a given quarter. Order and delivery delays and cancellations, even of one or two systems, may cause the Company to miss quarterly revenue and profit projections.

- Unexpected costs associated with sales and service of the CMP tools and processes.

- The quarterly operating results of the Company's joint ventures, which the Company accounts for on the equity method.

-     Foreign currency exchange rates.

Results of operations in any period are not an indication of future results. Fluctuations in the Company's operating results may also result in fluctuations in the Company's common stock price. In future quarters, operating results may not meet the expectations of public market analysts or investors and the trading price of the Company's common stock could decline.

ORDERS IN BACKLOG MAY NOT RESULT IN FUTURE REVENUE. The Company includes in backlog only those customer orders for which the Company has accepted purchase orders. Expected revenue may be lower if customers cancel or reschedule orders, which they can generally do without penalty. For example, IPEC removed orders of approximately $12.0 million from its backlog in the fourth quarter of fiscal 1997, primarily due to delays in, and ultimately the suspension of, construction of a wafer fabrication facility for a customer in Thailand.

THE COMPANY WILL DEPEND ON A SMALL NUMBER OF MAJOR CUSTOMERS. For the foreseeable future, the Company expects that it will sell machines to a limited number of major customers. To date, the CMP process has been used primarily to fabricate advanced semiconductors, which accounts for only a portion of the overall semiconductor market.

In fiscal 1998, no customer accounted for 10.0% or more of the Company's total revenue. In fiscal 1997, AMD accounted for 12.8% and Komag accounted for 10.3% of the Company's total revenue. In fiscal 1998, Intel represented 38.3% and Tokyo Electron represented 12.0% of IPEC's revenue. In fiscal 1997, Intel represented 51.0% of IPEC's revenue.

IF THE COMPANY IS UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY, ITS BUSINESS COULD SUFFER. The Company's intellectual property portfolio is very important to the potential success of the Company. However, the Company may not be able to protect its technology because:

- Pending and new patent applications may not be approved in a timely manner or approved at all

- Third parties may try to challenge or invalidate existing patents and new patents

- Policing unauthorized use of intellectual property is difficult and expensive

- The laws of some foreign countries do not protect intellectual property rights as much as U.S. laws

- Competitors may independently develop similar technology or design around intellectual property owned by the Company

THIRD PARTIES MAY PREVENT THE COMPANY FROM SELLING PRODUCTS THAT INFRINGE ON THOSE THIRD PARTIES' INTELLECTUAL PROPERTY RIGHTS. The Company cannot be certain that third parties will not in the future claim that its products infringe their intellectual property rights. Third parties may:

-     Bring claims of patent, copyright or trademark infringement

- Obtain patents or other intellectual property rights that limit the Company's ability to do business or require the Company to license or cross-license technology

-     Bring costly, time-consuming lawsuits

Third parties hold many patents relating to CMP machines and processes. The Company licenses the right to manufacture CMP machines employing an orbital motion in its AvantGaard 676, 776 and 876 from a semiconductor manufacturer.

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

      Certain statements and information in this Form 10-Q constitute "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may affect the Company's business and may therefore affect actual results include, among others, the cyclical nature of the Company's business and the industries which it serves, the Company's dependence on new product development and the effects of rapid technological change in the semiconductor and disk media industries, including the effects of significant competition in these industries, the normal fluctuations in the Company's quarterly operating results, including the effects of the Far East Joint Venture's results of operations. This is only a summary of some of the important factors that could cause actual results to vary. For a more complete description of these and other factors, refer to "Certain Factors Affecting the Company's Business" elsewhere herein and in the Company's Form 10-K/A filed with the Securities and Exchange Commission. The Company undertakes no obligation to update the information, including the forward-looking statements, in the Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

                          SPEEDFAM INTERNATIONAL, INC.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

               Exhibit - 3.1  Amendment to the Articles of Incorporation

               Exhibit - 4.1  First Supplemental Indenture by and among the
                              Registrant, Integrated Process Equipment Corp. and State Street Bank and Trust Company of California, N.A., as Trustee, dated April 6, 1999

               Exhibit - 10.1 Employment Agreement between the Registrant and
                              Ralph Hartung, dated April 6, 1999

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

                                        SPEEDFAM INTERNATIONAL, INC.



                                        /s/ Roger K. Marach
Date: April 14, 1999                    -------------------------------------
                                        By Roger K. Marach
                                        Treasurer and Chief Financial Officer
                                        (As Chief Accounting Officer and Duly
                                        Authorized Officer of SpeedFam-IPEC,
                                        Inc.)

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER                      DESCRIPTION
      ------                      -----------

      3.1         Amendment to the Articles of Incorporation

      4.1 First Supplemental Indenture by and among the Registrant, Integrated Process Equipment Corp. and State Street Bank and Trust Company of California, N.A., as Trustee, dated April 6, 1999

      10.1 Employment Agreement between the Registrant and Ralph Hartung, dated April 6, 1999

      27          Financial Data Schedule