Form 10-K405
period 1999-05-31
SPEEDFAM IPEC INC
filed 1999-08-30
CIK 949301

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

                     FOR THE FISCAL YEAR ENDED MAY 31, 1999

                         COMMISSION FILE NUMBER 0-26784

                              SPEEDFAM-IPEC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    ILLINOIS                                        36-2421613
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

             305 NORTH 54TH STREET                                    85226
               CHANDLER, ARIZONA                                    (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                 REGISTRANT'S TELEPHONE NUMBER:  (480) 705-2100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $297,820,466 as of August 26, 1999.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: 29,414,367 as of August 26, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III, Proxy Statement relating to 1999 Annual Meeting of Shareholders (except for the report of the compensation committee of the board of directors and the performance graph).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO.                             CAPTION                             PAGE
--------                             -------                             ----
                                   PART I
   1.      Business....................................................    3
   2.      Properties..................................................   15
   3.      Legal Proceedings...........................................   15
   4.      Submission of Matters to a Vote of Security Holders.........   16

                                   PART II
   5.      Market for Common Equity and Related Shareholder Matters....   16
   6.      Selected Financial Data.....................................   18
   7.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   19
  7A.      Quantitative and Qualitative Disclosures about Market
           Risk........................................................   28
   8.      Financial Statements and Supplementary Data.................   30
   9.      Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   76

                                  PART III
  10.      Directors and Executive Officers of the Company.............   76
  11.      Executive Compensation......................................   76
  12.      Security Ownership of Certain Beneficial Owners and
           Management..................................................   76
  13.      Certain Relationships and Related Transactions..............   76

                                   PART IV
  14.      Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   76
           Signatures..................................................   77
           List of Exhibits.........................................  EXHIBIT
                                                                        INDEX

ITEM 1.  BUSINESS

     SpeedFam-IPEC, Inc. (the "Company") was incorporated in Illinois in 1959 as SpeedLap Corporation. The Company is a holding company operating through three wholly owned subsidiaries, and also owns interests in two joint ventures. The Company operates through SpeedFam-IPEC Corporation in the U.S. ("SpeedFam-IPEC U.S."), and SpeedFam-IPEC Limited ("SpeedFam-IPEC U.K.") and SpeedFam-IPEC GmbH ("SpeedFam-IPEC Germany") in Europe. The Company owns 50% of each of two joint ventures, SpeedFam-IPEC Co., Ltd. (together with its subsidiaries and joint ventures, the "Far East Joint Venture") and Fujimi Corporation (the "Fujimi Joint Venture").

     The Company designs, develops, manufactures, markets and supports chemical mechanical planarization, or "CMP," systems used in the fabrication of semiconductor devices and other high-throughput precision surface processing systems. The Company's flat surface processing systems are used in the thin film memory disk media, silicon wafer and general industrial applications markets. The Company also markets and distributes polishing liquids (slurries), parts and consumables used in its customers' manufacturing processes. The Company's processing systems include polishing, grinding, lapping, and pre-deposition cleaning equipment.

     Effective April 6, 1999, Integrated Process Equipment Corp. ("IPEC"), a supplier of CMP systems, merged into a wholly owned subsidiary of SpeedFam International, Inc. Following the merger, SpeedFam International, Inc. changed its name to SpeedFam-IPEC, Inc. The Company issued to holders of IPEC regular and Class A common stock 0.71 of one share of the Company's common stock for each share of IPEC common stock. The Company also issued to holders of IPEC Series B-1, B-2, and B-3 preferred stock 8.90, 8.10, and 10.65 shares, respectively, of the Company's common stock for each share of IPEC preferred stock. The transaction was accounted for as a pooling of interests for financial reporting purposes and was structured to qualify as a tax-free reorganization.

     Unless the context otherwise requires, the "Company" and "SpeedFam-IPEC" refer only to SpeedFam-IPEC, Inc., an Illinois corporation, and its wholly owned subsidiaries. The Company's principal executive offices are located at 305 North 54th Street, Chandler, Arizona 85226 and its telephone number is (480) 705-2100.

JOINT VENTURES

     Since 1971, the Company has owned a 50% interest in the Far East Joint Venture. The remaining 50% is owned by Obara Corporation, a publicly-traded Japanese company that supplies products to the automotive industry. The Far East Joint Venture designs and manufactures most of the equipment sold by the Company to the thin film memory disk media and silicon wafer markets in the U.S. and Europe. It also distributes such products in the Far East and provides sales and service channels in the Far East for products manufactured by the Company, including distribution of the Company's CMP systems to manufacturers of semiconductor devices. See "Joint Venture Arrangements -- Far East Joint Venture." In 1984, the Company established the Fujimi Joint Venture with Fujimi Incorporated, a publicly-traded Japanese manufacturer of slurries. The Fujimi Joint Venture sells slurries manufactured by Fujimi Incorporated, primarily to silicon wafer, thin film memory disk and general industrial manufacturers in North and South America. See "-- Manufacturing" and "Joint Venture
Arrangements -- Fujimi Joint Venture."

PRODUCTS

     The Company's products include polishing, grinding and lapping equipment and systems; cleaning systems; other high precision surface processing equipment; and certain other products used in its customers' manufacturing process, including slurries. The Company sells its products and services to three segments: (1) semiconductor device manufacturers (CMP Group), (2) thin film memory disk media and silicon wafer manufacturers (Surface Technology Group), and (3) manufacturers of general industrial components (Industrial Applications Group). During the last three fiscal years, the majority of the Company's total revenue has been derived from the sale of products and services into the CMP Group segment. In fiscal 1999, 1998 and 1997 sales to semiconductor device manufacturers were 73.7%, 74.8% and 67.2% of total revenue, respectively. In fiscal 1999, 1998 and 1997 sales to thin film memory disk media and silicon wafer manufacturers were 20.0%, 21.4% and 28.6% of total revenue, respectively. In fiscal 1999, 1998 and 1997 sales to manufacturers of general industrial components were 6.3%, 3.8% and 4.2% of total revenue, respectively.

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

     Processes similar to polishing include lapping (a process where no polishing pad is used and the workpiece is pressed into the slurry which is applied to a cast-iron lapping wheel) and free abrasive machining ("FAM," a process similar to lapping except that instead of a cast iron wheel, a high alloy hardened steel wheel is used). Lapping and free abrasive machining result in higher removal rates than polishing but produce rougher surface finishes. Grinding is a conventional machining process in which abrasive particles are contained within a fixed medium (grinding stone), rather than a liquid. Grinding results in much higher removal rates than lapping but produces a coarser surface finish. Dimensional tolerance, surface finish, quantity of material to be removed along with production rates required and cost of operation are the primary variables considered in the determination of the best process for a specific application. Polishing and other surface treatment processes are typically followed by a cleaning process. Semiconductor and thin film memory disk cleaning systems offered by the Company incorporate ultrasonics, PVA (polyvinyl alcohol) brush scrubbing, HF acid capability, rinsing and drying in a Class 1 cleanroom-compatible system.

EQUIPMENT

     Semiconductor Chemical Mechanical Planarization (CMP). The Company offers the broadest range of CMP systems currently available to the semiconductor industry. The Company's product lines include both rotary and orbital technology.

     Semiconductor Rotational CMP Systems. The Avanti 472, introduced in 1994, is a fully automated, single wafer planarization system for polishing oxide or metal layers on silicon wafers from four to eight inches in diameter. In addition to the planarization of oxide layers, the system planarizes layers of metal interconnects, including tungsten, aluminum and copper. The Avanti 472 offers higher throughput and improved ergonomics, as well as an improved pad conditioner system, over the previous generation system.

     The Company's Auriga system is a five head, two polishing table CMP system capable of processing 50-60 wafers per hour. The Auriga system, which began shipping commercially in November 1996, is currently characterized and in production for oxide and metal (tungsten) applications. The system incorporates full cassette-to-cassette automation. Robotics remove the wafers from the cassette and place them into the buffer tray. The wafers are then staged for batch pickup by the polishing heads. Once secured by the polishing heads, the wafers are moved onto the primary polishing pad and the process is initiated. The polishing table, covered with a flat polishing pad, rotates at a variable speed throughout the polishing cycle. Upon completion of the initial polish, the wafers are transported either to a rinsing station or to a second polishing table for an additional polishing or buffing step. The wafers are then rinsed and placed into the output buffer tray, scrubbed on both sides with a wet PVA brush and placed wet into the output cassettes. The system is self-enclosed, and has its own air filtration and air flow management system. The Auriga offers compatibility with all commonly used slurry chemistries.

     In fiscal 1998 the Company introduced the Auriga-C, which integrates cleaning and drying technology into the Company's CMP system thereby providing a complete dry-in/dry-out system. The design of the Auriga-C is based upon the replacement of the automation module on the Auriga with a new automation module which incorporates the cleaning technology. The Auriga-C and the Auriga are produced solely by the Company.

     The Auriga EC is the latest tool derived from the Auriga platform. The Auriga EC provides complete dry-in/dry-out CMP processing with increased chemical cleaning capability within the existing Auriga footprint. The Auriga EC was designed to meet the pH levels required by current and anticipated future HF and copper cleaning processes.

     Semiconductor Orbital CMP Systems. The Company's orbital CMP systems incorporate an advanced polishing technique developed in conjunction with a major semiconductor manufacturer. Planarization in these systems is achieved by the downward pressure from and rotational motion of the upper wafer carrier against the orbital motion of the lower polishing platen, which has a polishing pad attached to its surface. The use of orbital polishing technology in conjunction with other enhancements offered on the Company's orbital platforms provides customers with improved polish flexibility in a smaller footprint tool. Moreover, the Company's orbital systems incorporate an innovative polish slurry delivery method that delivers the slurry through the polishing pad directly to the wafer surface. This slurry delivery method is designed to increase throughput and improve process control and planarity, and therefore yield to the device manufacturer, as well as reduce the consumption of slurry compared to conventional methods, which deposit slurry on the pad surface.

     The AvantGaard 676 features four independent heads, allowing simultaneous polishing of four wafers and offers one of the industry's smallest footprints. This system is capable of polishing either oxide or metal layers and processing 40 or more wafers per hour. Prior to its introduction to the open market in April 1996, the AvantGaard 676 was shipped only to the customer with which it had been co-developed. The AvantGaard 676 was initially designed solely to planarize metal layers and had been adopted for this purpose in volume production by a majority of the customers that have purchased the system.

     First shipped in June 1997, the AvantGaard 776 is based on the same four head orbital polishing technology as the AvantGaard 676 enabling throughput of 50 or more wafers per hour. The AvantGaard 776 integrates CMP, metrology and wafer cleaning in a single unit that requires less clean room space than separate CMP and post-CMP cleaning equipment. An oxide process for the AvantGaard 676 and 776 was developed in 1997 and a number of customers have adopted this process for volume production to date. The Company is currently developing additional oxide processes for use by other customers and is also developing a copper process.

     The AvantGaard 876 300mm is a fully integrated system which combines a modular, multi-polish head, orbital technology with an advanced cleaning system which can also support the integration of other industry standard cleaners. The system has been designed to specifically address the upcoming 0.13m technology at all levels; oxide, tungsten, STI, and the copper processing requirements specific to this technology.

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

     The MD and Neptune lines of cleaning systems are used to clean the substrate at various stages of the manufacturing process, including the critical cleaning immediately prior to the deposition of the magnetic layers. Disk cleaning systems distributed by the Company are produced solely by the Far East Joint Venture.

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

     General Industrial. The Company offers a broad line of lapping, grinding and polishing systems for the general industrial market. The line includes approximately 35 models of single-side processing machines, double-side processing machines and in-line grinding systems. The product offering is available in a wide range of sizes from a 12 inch plate diameter up to a 150 inch plate diameter. Each system typically consists of a specialized machining plate, a rotating spindle, a means to fix and apply pressure to the workpieces, an abrasive distribution system and a control system.

PARTS AND CONSUMABLES

     The Company markets a broad line of parts and consumables. These products include general spare parts, bearings, grinding stones, lapping plates, workpiece carriers, seals, retaining rings, workholders and polishing pads. These products are typically obtained from outside vendors and are generally manufactured to the Company's specifications. The Company maintains spare parts inventories at 14 U.S. locations, 9 European locations, and 4 locations in the Far East. The Company believes that its ability to quickly supply parts and consumables is an important factor in its ability to provide customers with a total solution.

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

CUSTOMERS

     The Company sells its products to leading manufacturers of semiconductor devices, thin film memory disks, semiconductor wafers and for various general industrial applications. Intel accounted for 10.5%, 19.4% and 23.2% of the Company's total revenue in fiscal 1999, 1998 and 1997, respectively. Samsung accounted for 11.4% of the Company's total revenue for fiscal 1999. The Company's ten largest customers accounted for 60.8%, 53.4% and 59.5% of the Company's total revenue in fiscal 1999, 1998 and 1997, respectively.

SALES AND MARKETING

     The Company markets and sells its products in North America through a combination of direct sales personnel and distributors. The Company sells directly to all the industries it serves and in addition uses a network of 10 regional distributors for its general industrial product lines. In its European operations, the Company uses direct sales personnel and a small number of distributors. The Company markets and sells its products in the Far East through the sales and marketing arm of the Far East Joint Venture.

     The Company's sales strategy emphasizes direct interaction with customers, particularly in the semiconductor device, silicon wafer and memory disk industries, where ongoing customer support and service are critical. The Company's direct sales force is divided into focused units for each of the industries it serves.

     The Company's main sales offices are in Chandler, Arizona, Austin, Texas, Portland, Oregon and Des Plaines, Illinois. To enhance its sales capabilities, the Company maintains process development and demonstration laboratories in the U.S. and Europe. Sales and marketing activities in the Far East are conducted primarily by the Far East Joint Venture. See "Joint Venture Arrangements -- Far East Joint Venture." The Company also has direct sales personnel in the SpeedFam-IPEC U.K. and SpeedFam-IPEC Germany offices.

     The Company's marketing strategy includes involvement with SEMATECH, Inc., a consortium of major semiconductor manufacturers and equipment suppliers, attendance at Semicon, Diskcon, IMTS and other trade shows worldwide and participation in technical conferences, which include the presentation of technical papers written by customers, university scientists and the Company's own senior technologists. The Company believes these initiatives serve to promote acceptance of the Company's products and process technologies in the semiconductor, thin film memory disk and other industries.

SERVICE AND SUPPORT

     The Company believes that providing highly responsive service is an essential factor in providing a total solution to its customers. In order to provide customers with experienced service and support personnel, the Company has structured its service operations into distinct service units responsible for each of the semiconductor device, thin film memory disk media, semiconductor wafer and general industrial products industries. Elements of the Company's service and support program include system installation and process certification, process support, machine repair, providing spare parts inventories, internal training programs, external customer training, documentation and formation of customer user groups. For large users of the Company's systems, the Company often creates a customized service arrangement designed to meet the specific requirements of the customer.

     The Company generally provides a one-year warranty on all equipment it sells and in certain instances the Company has provided a warranty period in excess of one year. Field and technical service personnel provide warranty service, post-warranty service, and equipment installations. Field and technical service engineers are located in various locations throughout the world, including dedicated site-specific engineers in place at certain customer locations pursuant to contractual arrangements. The Company also provides service and maintenance training as well as process application training for its customers' personnel. The Company maintains an extensive inventory of spare parts at its primary locations and at its satellite service sites. This provides the Company the ability to provide same day or overnight delivery for many parts.

BACKLOG

     Backlog of orders for capital equipment, parts, consumables and slurries was approximately $45.4 million at July 31, 1999, compared to $65.4 million at July 31, 1998. The Company's backlog does not include orders for capital equipment or other products manufactured by the Far East Joint Venture and distributed by the Company in the U.S. and Europe for which the Company receives commissions. The time between the placing of orders and shipment of parts, consumables and slurries is significantly less than for capital equipment and as a result, the Company's backlog consists mostly of orders for capital equipment. The Company includes in its backlog only those customer orders for which it has accepted signed purchase orders with assigned delivery dates within 12 months. Orders generally carry a stipulation that customers may incur a penalty in the event of cancellation. However, there can be no assurance that orders will not be canceled by customers or that the Company will obtain a meaningful penalty payment. As a result of systems and equipment ordered and shipped in the same quarter, possible changes in delivery schedules, occasional cancellation of orders and delays in product shipments, the Company's backlog at any particular date may not be indicative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

     The capital equipment market, and in particular the semiconductor capital equipment market in which the Company competes, is characterized by rapid technological development and product innovation. The Company's research and development efforts are currently focused on enhanced performance for finer geometries in oxide and tungsten applications while developing new process capabilities for emerging STI, copper, and 300mm applications. The Company's research and development expenditures during fiscal 1999, 1998 and 1997 were approximately $70.2 million, $67.2 million and $43.7 million respectively.

     Because of the complex and highly specialized design, testing, and manufacturing requirements of the Company, research and development employees must be experienced in a wide range of engineering disciplines. These primary disciplines include process development, mechanical engineering, software engineering, electrical engineering, and test engineering. Development programs are organized around cross-functional project teams including leaders for engineering, manufacturing, marketing and customer support. Teams are lead by program managers responsible for concurrent activity across all functional areas. The Company believes that this approach provides flexibility and allows the Company to shorten time to market for new products and processes.

     In order to respond to developing technologies in the semiconductor industry, the company augments its internal development capabilities by seeking cooperative research and product development relationships with industry participants. Three such relationships are currently active: alliances with other capital equipment suppliers; joint development projects with customers, and; sponsorship of university research.

     During fiscal 1999, the Company developed numerous enhancements to the high throughput Auriga-C system and the highly flexible 776 orbital system. As a result, the Company believes that the large installed base of customers will achieve higher productivity from their systems and build confidence in the production capability of the Company's products and processes.

     Future investments will create an integrated system architecture that enables the Company to offer a range of tool configurations that fully support the polishing requirements for oxide, tungsten, copper, STI, Low K dielectrics, and 300mm applications. The Company has also recently announced a cooperative agreement with Rodel Inc. for the development of a tool that uses fixed abrasive pad technology in a web format. The new web format will utilize fixed abrasive pads for slurry-free or slurry reduced CMP processes.

MANUFACTURING

     The Company generally assembles its equipment and systems from components and fabricated parts manufactured and supplied by others, including stainless steel plates and gears, frames and weldments, power supplies, process controllers, robots and polishing heads. Certain of the items manufactured by others are made to the Company's specifications. All final assembly and system tests are performed within the

Company's manufacturing/assembly facilities. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. Substantially all of the Company's products sold to manufacturers of general industrial components are manufactured in its Illinois facility. Most of the equipment sold to the thin film memory disk media and silicon wafer markets is manufactured by the Far East Joint Venture. The Company's CMP system development and manufacturing are located at the Company's headquarters in Chandler, Arizona.

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

     The Company faces substantial competition from both established competitors and from potential new entrants, some of which have substantially greater financial, engineering, manufacturing and marketing resources than the Company. The Company expects its competitors to improve the design and performance of their products. There can be no assurance that the Company's competitors will not develop enhancements or acquire new technologies through business acquisitions that will offer price or performance features superior to those offered by the Company. In the semiconductor device equipment market, the Company faces significant competition from current competitors including Applied Materials, Inc. and Ebara Corporation, and any others that may enter this market in the future. In addition, certain of the Company's competitors have longer-standing relationships than the Company with particular customers, including device manufacturers. These longer-standing relationships may make it more difficult for the Company to sell its CMP system to such semiconductor device manufacturers. Consolidation among CMP equipment suppliers or the acquisition of CMP equipment suppliers by large, established suppliers of non-CMP capital equipment to semiconductor device manufacturers or others could materially adversely affect the Company's ability to compete and would have a material adverse effect on the Company's results of operations. In the thin film memory disk and semiconductor wafer equipment markets, the Company competes with relatively few but significant competitors.

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

EMPLOYEES

     At May 31, 1999, the Company had approximately 1,100 full time employees in the U.S. and Europe. From time to time the Company will use temporary employees to respond more rapidly to fluctuations in assembly and product demand and to better control the labor component of its manufacturing costs. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

INTELLECTUAL PROPERTY

     The Company currently holds 101 United States patents and 90 foreign patents in Japan and several Asian and European countries and as of August 6, 1999, has 296 United States patent applications and foreign patent applications pending. In addition, the Company believes that such factors as continued innovation, technical expertise and know-how of its personnel and other factors are also important. The Company owns 10 U.S. trademark registrations. The Company also owns numerous foreign trademarks.

     The Company licenses the right to manufacture CMP machines employing an orbital motion in its AvantGaard 676, 776, and 876 from a semiconductor manufacturer.

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

EXECUTIVE OFFICERS OF THE COMPANY

                                              HELD PRESENT              OTHER POSITIONS HELD
          NAME AND POSITION            AGE    OFFICE SINCE             DURING PAST FIVE YEARS
-------------------------------------  ---    ------------    -----------------------------------------
Makoto Kouzuma.......................  59         1999        President and Chief Executive Officer,
  Vice Chairman of the Board                                  Chief Operating Officer, Executive Vice
                                                              President
Richard J. Faubert...................  51         1999        Vice President of the T.V. and
  President and Chief Executive                               Telecommunications Test Business Unit of
  Officer                                                     Tektronix, Inc.
J. Michael Dodson*...................  38         1999        Vice President, Corporate Controller and
  Chief Financial Officer and                                 Chief Accounting Officer of Novellus
  Treasurer                                                   Systems, Inc.
Roger K. Marach**....................  54         1988
  Chief Financial Officer and
  Treasurer
Ralph Hartung........................  56         1999        Chief Operating Officer of IPEC
  President of the CMP Group and                              Vice President -- Europe of MEMC
  Chief Operating Officer                                     Electronic Materials, Inc.
Robert R. Smith......................  56         1974
  Managing Director of SpeedFam-IPEC,
  Limited

---------------
 * Mr. Dodson started employment with the Company on August 9, 1999.

** Mr. Marach resigned from the Company effective July 30, 1999.

                           JOINT VENTURE ARRANGEMENTS

FAR EAST JOINT VENTURE

     SpeedFam-IPEC Co., Ltd. (together with its subsidiaries and joint ventures, the "Far East Joint Venture") is headquartered in Kanagawa Prefecture, Japan. The Far East Joint Venture designs and manufacturers most of the equipment sold by the Company to the thin film memory disk media and silicon wafer markets in the U.S. and Europe. It also distributes such products in the Far East and provides sales and service channels in the Far East for products manufactured by the Company, including distribution of the Company's CMP systems to manufacturers of semiconductor devices. The Far East Joint Venture conducts operations primarily in Japan but has subsidiaries and branches located in China, Hong Kong, India, Korea, Singapore, and Taiwan and owns a majority interest in a Japanese subcontract manufacturing organization, Saku Seiki Co., Ltd. The Far East Joint Venture operations in China, Hong Kong, Singapore, and Korea are primarily marketing, sales and service functions. The subsidiaries in Taiwan and India also include manufacturing facilities where certain of the equipment sold by the subsidiaries is produced.

     Background. In 1970 the Company entered into a joint venture with a Japanese company, Obara Corporation ("Obara"), pursuant to which the Far East Joint Venture was formed. The Company and Obara each own a 50% interest in the Far East Joint Venture. Obara, a publicly-traded company, principally supplies welding guns and tips and related products to the automotive industry; its business is unrelated to that of the Company and the Far East Joint Venture.

     Terms of the Joint Venture Agreement. Pursuant to the terms of an agreement between the Company and Obara dated November 14, 1970 (the "Joint Venture Agreement"), the Far East Joint Venture will continue as long as SpeedFam-IPEC Co., Ltd. is in corporate existence and both the Company and Obara are shareholders. Both parties to the Joint Venture Agreement have agreed to refrain from competing with the joint venture in Japan. The agreement may be terminated upon 90-days notification by either party in the event of a substantial breach by the other party if such breach is not cured within the 90-day period. In the event that either the Company or Obara desires to sell its interest in the Far East Joint Venture, it must first offer its interest to the other party, which then has 60 days to purchase the interest at a price to be mutually agreed upon. If the interest is not purchased within the 60-day period, the party desiring to sell its interest may sell it to a third party free of the right of first offer provisions, provided that the price is not less than the price initially offered by the other party.

     Pursuant to the terms of a License and Technical Assistance Agreement between the Company and SpeedFam-IPEC Co., Ltd. dated November 14, 1970 (the "Technology Agreement"), the Company licensed to the Far East Joint Venture certain trademarks and technology, and granted to the Far East Joint Venture the exclusive right to manufacture and sell in Japan, Korea, Taiwan, Hong Kong, China, India, the Philippines, Thailand, Vietnam, Malaysia, Singapore and Indonesia, and such other countries as the parties may agree to from time to time, products similar to those manufactured and distributed by the Company. In exchange for such rights, the Far East Joint Venture agreed to pay to the Company a royalty of 4% of the total net sales of products sold by the Far East Joint Venture that incorporate the technology. The Company also agreed to provide technical assistance and to communicate to the Far East Joint Venture all developments and improvements related to the technology. In addition, the Far East Joint Venture agreed to communicate to the Company all developments and improvements known to the Far East Joint Venture relating to the technology, and the Company agreed to pay to the Far East Joint Venture a 2% royalty fee on machines sold by the Company that utilize certain of that technology. The Technology Agreement continued for an initial term of ten years and was renewable for subsequent ten year periods. By oral agreement in 1980, the Technology Agreement was extended and amended to reduce the percentage of royalties to be paid by the Far East Joint Venture. Notwithstanding the requirements of the Technology Agreement, although the Far East Joint Venture had transferred technology to the Company, the Company and the Far East Joint Venture agreed that no royalties would be paid by the Company. By oral agreement in 1990, the Technology Agreement was extended for a new ten-year period. By oral agreement in 1991, the Technology Agreement was amended to eliminate the payment of royalties by either party. On July 24, 1995, the foregoing oral agreements were confirmed in writing. Unless extended, the Technology Agreement will expire in November 2000.

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

     Management. SpeedFam-IPEC Co., Ltd. currently has seven directors serving on its Board of Directors, including Messrs. Farley and Kouzuma, the Co-Chairman and Vice Chairman of the Company, respectively, as well as Hiroshi Obara, Suminori Suzuki, Ryosuke Tojo, Hatsuyuki Arai, and Akitoshi Yoshida. Mr. Kouzuma is the Executive Vice President and General Manager of SpeedFam-IPEC Co., Ltd. and is responsible for day to day operations and acts as the primary liaison between the Company and Obara. Mr. Obara is the President of the Far East Joint Venture. Mr. Suzuki, Senior Managing Director of Obara, is the senior finance officer of the Far East Joint Venture. Mr. Tojo is Senior Managing Director of the Far East Joint Venture and assists in the overall management of operations. Mr. Arai is the Director of Intellectual Property and reports to Mr. Kouzuma. Mr. Yoshida is Office Manager of the Makuhari Techno Garden Laboratory and reports to Mr. Kouzuma.

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

     Financial Information. During the Company's 1999, 1998 and 1997 fiscal years, the Company's share of the net earnings of the Far East Joint Venture was $77,000, $2.8 million and $5.5 million, respectively. In fiscal 1999, the Far East Joint Venture paid $521,000 in dividends to the Company. Historically, the Far East Joint Venture has not paid significant dividends. The Far East Joint Venture is expected to retain substantially all of its earnings, if any, in the foreseeable future to support the growth of its business. As a result, the Company's share of the net earnings of the Far East Joint Venture has not in the past resulted and is not expected in the future to result in a like effect on the cash flows of the Company. In fiscal 1999, the equity in net earnings of affiliates decreased from the prior year primarily as a result of a decrease in net earnings of the Far East Joint Venture. Revenue of the Far East Joint Venture declined in fiscal 1999 from the same period a year ago. Investments by manufacturers of both silicon wafers and thin film memory disks were reduced significantly in fiscal 1999 compared to fiscal 1998. This reduced manufacturing volume also resulted in lower sales of consumable goods. The Company believes that earnings of the Far East Joint Venture will be adversely affected in the next fiscal year by both a slowdown in demand for equipment sold into the thin film memory disk and silicon wafer markets, as well as the current financial difficulties facing several Asian economies. During fiscal 1999, 1998 and 1997, 1.0%, 2.4% and 3.9% respectively, of the Company's total revenue was attributable to commissions earned on products produced by the Far East Joint Venture and which were sold by the Company. At May 31, 1999, the Company's equity interest in the Far East Joint Venture was $21.8 million, representing 4.9% of the Company's total assets and 8.8% of stockholders' equity. Set forth below is certain selected financial information with respect to the Far East Joint Venture which has been derived from consolidated financial statements which have been audited by KPMG LLP. Such information should be read in conjunction with the consolidated financial statements and notes thereto of the Far East Joint Venture appearing elsewhere herein.

                                                                   YEAR ENDED APRIL 30,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Consolidated Statements of Earnings Data:
  Net sales................................................  $136,232    $221,738    $220,281
  Gross profit.............................................    36,956      56,586      66,773
  Operating profit.........................................     2,330      10,964      20,958
  Net earnings(1)..........................................       206       5,863      11,013
Consolidated Balance Sheet Data (at period end):
  Working capital..........................................  $ 23,971    $ 21,614    $ 19,637
  Total assets.............................................   128,522     173,282     153,700
  Long-term debt, less current portion.....................    20,430      18,945      10,786
  Stockholders' equity.....................................    43,527      41,086      40,726

---------------
(1) Approximately one-half of such amount is recognized by the Company on the equity method as "equity in net earnings of affiliates."

     Products and Customers. The Far East Joint Venture designs and manufactures most of the equipment sold by the Company to the thin film memory disk media and silicon wafer markets in the U.S. and Europe. It also distributes such products in the Far East and provides sales and service channels in the Far East for products manufactured by the Company, including distribution of the Company's CMP systems to manufacturers of semiconductor devices. The Far East Joint Venture designs, produces and markets edge and flat polishing machines for the semiconductor wafer market and pre-deposition cleaning machines for the thin film memory disk market and the flat panel display market. The Company distributes certain of these machines in the U.S. and Europe. The Far East Joint Venture also markets parts, consumables and slurries (primarily to thin film memory disk and silicon wafer manufacturers). The Company's CMP products are marketed and sold through the Far East Joint Venture. The Far East Joint Venture receives a commission from the Company for such sales in the Far East.

     The Far East Joint Venture's products are sold to semiconductor wafer (primarily silicon), thin film memory disk and general industrial (primarily quartz, ceramic and LCD glass) manufacturers. Major end user customers of the Far East Joint Venture have included: MA Disk (thin film memory manufacturer), ALTECNO (thin film memory manufacturer), Nippon Light Metal Co., Ltd. (thin film memory disk manufacturer), Phoenix Silicon International (silicon wafer manufacturer in Taiwan), Hitachi Ltd. (CMP user), Mitsubishi Material Silicon (silicon wafer manufacturer), Toyo Kohan Co., Ltd. (thin film memory disk manufacturer), and Wacker Siltronic Corp. (silicon wafer manufacturer). During the Far East Joint Venture's fiscal years 1999, 1998 and 1997, sales to certain customers through Fujimi Incorporated, acting as a distributor accounted for approximately 9%, 20% and 13% of net sales respectively.

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

     Sales, Marketing and Service. The Far East Joint Venture markets and sells its products through a combination of Japanese trading companies and direct sales personnel. As is customary in Japan, the Far East

Joint Venture sells a substantial portion of the products sold in Japan through trading companies, although the Far East Joint Venture sales personnel have primary responsibility for most aspects of the sale. The Far East Joint Venture maintains a field service organization based in the major locations where the Far East Joint Venture maintains a presence, such as Japan, India, Korea, Singapore, and Taiwan.

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

     The Far East Joint Venture or manufacturing subcontractors of the Far East Joint Venture typically manufacture equipment and systems from components and fabricated parts manufactured and supplied by others. Certain of the items manufactured by others are made to the Company's specifications. A portion of the products sold by the Far East Joint Venture are manufactured by the Far East Joint Venture's majority owned subsidiary, Saku Seiki Co., Ltd., and a substantial portion are manufactured by unaffiliated third party subcontractors for the Far East Joint Venture.

     Employees. At April 30, 1999, the Far East Joint Venture had approximately 460 full-time employees.

     Certain Relationships. The Company acts as distributor in North America and Europe of certain machines produced by the Far East Joint Venture. During fiscal 1999, 1998 and 1997, commissions paid to the Company relating to such distribution amounted to approximately $2.2 million, $9.0 million and $12.4 million, respectively. Further, the Company purchases certain components used in its machines from the Far East Joint Venture. During fiscal 1999, 1998 and 1997, purchases of components from the Far East Joint Venture totaled approximately $3.0 million, $6.3 million and $6.1 million, respectively.

     Pursuant to an agreement with the Far East Joint Venture, effective as June 1, 1998, the Company is solely responsible for compensating Mr. Kouzuma. In lieu of director's fees, salary and bonus paid directly to Mr. Kouzuma for services rendered with respect to the Far East Joint Venture, the Far East Joint Venture pays an annual amount directly to the Company for the use of Mr. Kouzuma's services. In addition, both Messrs. Farley and Kouzuma receive dividends on their individual holdings of stock in certain of SpeedFam-IPEC Co., Ltd.'s subsidiaries. Both Messrs. Farley and Kouzuma serve as directors of SpeedFam-IPEC Co., Ltd. In addition, both serve as directors of SpeedFam-IPEC Clean Systems Co., Ltd., a majority owned subsidiary of SpeedFam-IPEC Co., Ltd. Mr. Kouzuma also serves as President of SpeedFam-IPEC Clean Systems Co., Ltd. In addition, each of Messrs. Farley and Kouzuma own 5% of the outstanding capital stock of SpeedFam-IPEC Clean Systems Co., Ltd. Mr. Kouzuma owns 10.62% of the outstanding capital stock of Saku Seiki Co., Ltd., a majority owned subsidiary of SpeedFam-IPEC Co., Ltd., and serves as a director of Saku Seiki Co., Ltd. Messrs. Farley and Kouzuma also serve as directors of several wholly owned subsidiaries of SpeedFam-IPEC Co., Ltd., namely SpeedFam-IPEC Korea Ltd., SpeedFam-IPEC Incorporated in Taiwan, SpeedFam-IPEC India (Pvt.) Ltd. and SpeedFam-IPEC (S.E.A.) Pte. Ltd. in Singapore.

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

Notwithstanding the written terms of the joint venture agreement, the Company, through SpeedFam-IPEC U.S., has distributed a variety of products, primarily slurry, to manufacturers of thin film memory disks. The Company has the exclusive right to distribute Fujimi Incorporated memory disk polishing slurry in North America until October 1, 1999. Revenue from sales of products by the Fujimi Joint Venture were $22.7 million in fiscal 1999, $36.8 million in fiscal 1998 and $36.6 million in fiscal 1997. For a description of other business relationships between the Company and Fujimi Incorporated, see
"Business -- Manufacturing and Suppliers." The Fujimi Joint Venture imports a portion of the products it sells and purchases such products in non-U.S. dollar denominated transactions. This business is subject to foreign exchange rate fluctuations which can significantly impact operating profit margins.

     The Fujimi Joint Venture currently has five directors serving on its Board of Directors, including Mr. Farley, Co-Chairman of the Company and Mr. Kouzuma, Vice Chairman of the Company. The other three directors, Messrs. Isamu Koshiyama, Tadashi Nagotoshi and Stuart Sawai, are representatives of Fujimi Incorporated. Day to day management of the Fujimi Joint Venture is under the control of its president, Mr. Donald R. Hixson. The Fujimi Joint Venture employs 5 full-time sales personnel.

ITEM 2.  PROPERTIES.

     The Company's operations are conducted primarily in three buildings in Chandler, Arizona and one building in Des Plaines, Illinois. Two of the Chandler buildings are owned and consist of approximately 245,000 square feet. The other building is leased and is approximately 26,000 square feet. These buildings house the main manufacturing operation, research and development, various administrative and customer support offices, a customer demonstration lab, corporate headquarters and a new state-of-the-art applications and customer demonstration lab. The Des Plaines, Illinois building is owned and consists of approximately 42,000 square feet. It houses the Industrial Applications Group.

     The Company leases 22,000 square feet in Portland, Oregon, which is used for research and development and also houses the northwest field service operation. The central region field service operation is housed in a 20,000 square foot leased facility in Austin, Texas.

     SpeedFam-IPEC UK is located in Hinckley, England and owns a 9,000 square foot facility used for demonstration, customer service, sales and administration purposes. SpeedFam-IPEC GmbH leases 2,000 square feet of office space in Ingelfingen, Germany.

     The Company also leases various smaller facilities worldwide, which are used as sales and customer service centers.

     The Company is currently seeking sub-lessees for or has subleased certain of the properties occupied by the former IPEC operations, which have been relocated to the facilities in Chandler, Arizona. This includes a 150,000 square foot facility in Phoenix, Arizona, which was the primary manufacturing, research and administration facility for the IPEC operations.

     The Company owns approximately 30 acres of vacant land in Chandler, Arizona close to the current facilities, which is being held for future expansion needs.

     The Company believes that its current properties will be sufficient to meet the Company's requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not presently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 6, 1999, a special meeting of the shareholders was held. At that meeting the Company's shareholders approved the following three proposals:

     1. Proposal to issue shares of common stock to stockholders of Integrated Process Equipment Corp. in accordance with a merger agreement by and among the Company, IPEC and a wholly-owned subsidiary of the Company.

FOR                                                        11,715,255
ABSTAIN                                                        24,554
AGAINST                                                        90,240

     2. Proposal to amend the Company's articles of incorporation to change its name to SpeedFam-IPEC, Inc.

FOR                                                        11,737,333
ABSTAIN                                                       104,126
AGAINST                                                        91,530

     3. Proposal to amend the Company's 1995 Stock Plan to increase the maximum aggregate number of shares of the Company's common stock reserved for issuance from 1,800,000 to 3,300,000 shares.

FOR                                                         8,205,664
ABSTAIN                                                        27,217
AGAINST                                                     3,597,173

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                                    NUMBER OF
                                                 STOCKHOLDERS OF
                                                  RECORD AS OF
TITLE OF CLASS                                    MAY 31, 1999
--------------                                   ---------------
Common Stock, no par value.....................        183

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SFAM." Public trading of the Common Stock commenced on October 10, 1995. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock as reported by Nasdaq for the periods indicated:

                                                              HIGH    LOW
                                                              ----    ---
Fiscal 1998
  First Quarter.............................................  $54 7/8 $31 1/2
  Second Quarter............................................   60 3/8  25 5/8
  Third Quarter.............................................   30 1/2  19 7/8
  Fourth Quarter............................................   30 7/8  19 1/2
Fiscal 1999
  First Quarter.............................................  $20 3/4 $12 3/8
  Second Quarter............................................   18 5/16   9 1/4
  Third Quarter.............................................   21 5/16  14
  Fourth Quarter............................................   16 11/16  10 1/16
Fiscal 2000
  First Quarter (through August 20, 1999)...................  $17 3/4 $ 8 13/16

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

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The consolidated statement of operations data for the years ended May 31, 1999, 1998 and 1997 and the consolidated balance sheet data as of May 31, 1999 and 1998 are derived from the Company's consolidated financial statements and notes thereto which have been audited by KPMG LLP, independent public accountants and are included elsewhere herein. The consolidated statement of operations data for the years ended May 31, 1996 and 1995 and the consolidated balance sheet data as of May 31, 1997, 1996 and 1995 are derived from the Company's consolidated financial statements but are not included herein. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements, appearing elsewhere herein.

                                                                        YEAR ENDED MAY 31,
                                                       -----------------------------------------------------
                                                         1999        1998       1997       1996       1995
                                                       ---------   --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
Net sales............................................  $ 210,108   $365,259   $305,682   $262,570   $132,241
Commissions from affiliates..........................      2,217      9,009     12,430      6,290      2,757
                                                       ---------   --------   --------   --------   --------
Total revenue........................................    212,325    374,268    318,112    268,860    134,998
Cost of sales........................................    182,463    231,332    186,343    163,722     87,093
                                                       ---------   --------   --------   --------   --------
Gross margin.........................................     29,862    142,936    131,769    105,138     47,905
Operating expenses:
Research, development and engineering................     70,243     67,182     43,717     27,373      8,147
Purchased research and development...................         --         --         --     36,961         --
Selling, general and administrative..................     68,237     72,916     56,234     45,575     27,009
Merger, integration and restructuring................     40,300         --     17,601         --         --
                                                       ---------   --------   --------   --------   --------
Operating profit (loss)..............................   (148,918)     2,838     14,217     (4,771)    12,749
Other income (expense)...............................      4,296      3,510     (1,162)      (108)    (1,436)
                                                       ---------   --------   --------   --------   --------
Earnings (loss) from consolidated companies before
  income taxes.......................................   (144,622)     6,348     13,055     (4,879)    11,313
Income tax expense (benefit).........................     (3,931)    29,584      5,086     (2,133)       900
                                                       ---------   --------   --------   --------   --------
Earnings (loss) from consolidated companies..........   (140,691)   (23,236)     7,969     (2,746)    10,413
Equity in net earnings of affiliates(1)..............        916      4,418      7,068      5,204      1,187
                                                       ---------   --------   --------   --------   --------
Net earnings (loss) from continuing operations.......   (139,775)   (18,818)    15,037      2,458     11,600
Loss from discontinued operations....................         --    (10,578)   (28,564)    (1,294)    (9,357)
                                                       ---------   --------   --------   --------   --------
Net earnings (loss)..................................   (139,775)   (29,396)   (13,527)     1,164      2,243
Cumulative dividend on preferred stock...............       (174)      (244)      (284)      (579)      (377)
                                                       ---------   --------   --------   --------   --------
Net earnings (loss) attributable to common
  stockholders.......................................  $(139,949)  $(29,640)  $(13,811)  $    585   $  1,866
                                                       =========   ========   ========   ========   ========
Net earnings (loss) per common share:
Basic:
From continuing operations...........................  $   (4.84)  $  (0.69)  $   0.67   $   0.13   $   0.90
                                                       =========   ========   ========   ========   ========
From discontinued operations.........................              $  (0.39)  $  (1.27)  $  (0.07)  $  (0.73)
                                                                   ========   ========   ========   ========
Net earnings (loss) attributable to common
  stockholders.......................................  $   (4.84)  $  (1.08)  $  (0.62)  $   0.03   $   0.15
                                                       =========   ========   ========   ========   ========
Diluted:
From continuing operations...........................  $   (4.84)  $  (0.69)  $   0.62   $   0.11   $   0.80
                                                       =========   ========   ========   ========   ========
From discontinued operations.........................              $  (0.39)  $  (1.19)  $  (0.06)  $  (0.65)
                                                                   ========   ========   ========   ========
Net earnings (loss) attributable to common
  stockholders.......................................  $   (4.84)  $  (1.08)  $  (0.57)  $   0.03   $   0.13
                                                       =========   ========   ========   ========   ========
Weighted average shares used in per share
  calculations:
Basic................................................     28,890     27,469     22,441     19,592     12,828
                                                       =========   ========   ========   ========   ========
Diluted..............................................     28,890     27,469     24,088     21,953     14,493
                                                       =========   ========   ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
Working capital......................................  $ 243,735   $374,426   $205,918   $ 84,893   $109,627
Total assets.........................................    443,778    575,653    404,565    292,685    210,653
Long-term obligations, less current maturities.......    116,129    117,078     19,818     25,346     11,647
Stockholders' equity.................................    246,750    384,136    288,317    188,376    153,157

---------------
(1) Includes $76, $2,776, $5,513, $4,759, and $1,100 for the 1999 through 1995 fiscal years, respectively, attributable to the Company's share of net earnings from the Far East Joint Venture, accounted for on the equity method. See "Business -- Joint Venture Arrangements," and the consolidated financial statements of the Far East Joint Venture included elsewhere herein. The remainder represents the Company's share of net earnings from the Fujimi Joint Venture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     On April 6, 1999, shareholders of the Company and stockholders of IPEC voted to approve the merger agreement between the companies and the merger was consummated. The Articles of Incorporation of the Company were amended to change the name of the Company to SpeedFam-IPEC, Inc. The merger was accounted for as a pooling of interests. Accordingly, the financial statements of the separate entities were combined and the discussion herein reflects such combination.

     The Company designs, develops, manufactures, markets and supports chemical mechanical planarization, or "CMP," systems used in the fabrication of semiconductor devices and other high-throughput precision surface processing systems. The Company's flat surface processing systems are used in the thin film memory disk media, silicon wafer and general industrial components markets. In addition, the Company markets and distributes parts, consumables and slurries. The Company's total revenue consists of net sales of the products described above and service revenues, as well as commissions from affiliate ("commissions") which consist primarily of revenue derived from the distribution by the Company in the U.S. and Europe of products manufactured by SpeedFam-IPEC, Co. Ltd. -- the "Far East Joint Venture". Certain capital equipment marketed and distributed by the Company is produced solely by the Far East Joint Venture. The Company distributes such products throughout the U.S. and Europe acting as sales agent and receives commissions thereon. Such amount reflects the difference between the imported equipment's cost to the Company and sales price to the customer. Commissions are subject to foreign exchange rate fluctuations, which can significantly impact operating profit margins.

     The Company sells its products and services to three market segments: (1) semiconductor device manufacturers (CMP Group), (2) thin film memory disk media and silicon wafer manufacturers (Surface Technology Group), and (3) manufacturers of general industrial components (Industrial Applications Group). Over the last three years, the majority of the Company's total revenue has been derived from the sales of products and services by the CMP Group. In fiscal 1999, 1998 and 1997, sales to semiconductor device manufacturers were 73.7%, 74.8% and 67.2% of total revenue respectively.

     In fiscal 1999, 1998, and 1997, 38.1%, 34.3% and 26.5%, respectively, of the Company's total revenue was attributable to sales outside of the United States. In particular, in fiscal 1999, 12.6% of the Company's total revenue was attributable to sales made to European markets and 23.4% was attributable to sales to markets in the Far East.

     In the fourth quarter of fiscal year 1999, the Company recorded merger, integration and restructuring costs of $53.9 million. These charges were incurred primarily to close duplicate facilities, record transaction costs, account for certain employee termination benefits and write down inventory and equipment resulting from strategic decisions to discontinue certain product lines as a merged company.

     The Company generally enters into foreign exchange contracts to hedge certain firm commitments denominated in foreign currencies, principally in Japanese yen. The terms of the contracts are rarely more than one year. Currency exchange rate variations have had an immaterial effect on the Company's results of operations for the periods presented. The results of operations of the Company's subsidiaries and its equity in the net earnings of the Far East Joint Venture are translated for financial statement purposes based upon average exchange rates during the period covered. As a result, fluctuations in exchange rates may have an adverse effect on the Company's results of operations. Net assets of the Company's foreign subsidiaries and 50% of the net assets of the Far East Joint Venture were approximately $28.6 million at April 30, 1999 (the end of fiscal 1999 of such entities).

     The Company owns a 50% interest in both the Far East Joint Venture and the Fujimi Joint Venture. The Company's equity interest in each joint venture is accounted for on the equity method. As a result, the Company's share of the net earnings of the Far East Joint Venture and the Fujimi Joint Venture appear in the "Equity in net earnings of affiliates" caption on the Company's consolidated statements of operations. The Far East Joint Venture and the Fujimi Joint Venture have paid dividends in the past and may continue to do so in the foreseeable future, but are expected to reinvest substantially all their earnings back into their respective businesses. The Company's share of the net earnings of the Far East Joint Venture has not in the past resulted and is not expected in the future to result in a like effect on the cash flows of the Company. At May 31, 1999, the Company's equity interest in the Far East Joint Venture was $21.8 million, representing 4.9% of the Company's total assets and 8.8% of shareholders' equity. The net earnings (loss) of the Company in the past have been substantially influenced by the results of operations of the Far East Joint Venture and may be so influenced in the future. See "Business -- Joint Venture Arrangements" and the consolidated financial statements of SpeedFam-IPEC Co., Ltd. included elsewhere herein.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

                                                        YEARS ENDED MAY 31,
                                                      -----------------------
                                                      1999     1998     1997
                                                      -----    -----    -----
REVENUE:
Net sales.........................................     99.0%    97.6%    96.1%
Commissions from affiliate........................      1.0      2.4      3.9
                                                      -----    -----    -----
Total revenue.....................................    100.0    100.0    100.0
Cost of sales.....................................     85.9     61.8     58.6
                                                      -----    -----    -----
Gross margin......................................     14.1     38.2     41.4
OPERATING EXPENSES:
Research, development and engineering.............     33.1     18.0     13.7
Selling, general and administrative...............     32.1     19.4     17.7
Merger, integration and restructuring.............     19.0       --      5.5
                                                      -----    -----    -----
Operating profit (loss)...........................    (70.1)     0.8      4.5
Other income (expense)............................      2.0      0.9     (0.4)
                                                      -----    -----    -----
Earnings (loss) from consolidated companies before
  income taxes....................................    (68.1)     1.7      4.1
Income tax expense (benefit)......................     (1.8)     7.9      1.6
                                                      -----    -----    -----
Earnings (loss) from consolidated companies.......    (66.3)    (6.2)     2.5
Equity in net earnings of affiliates..............      0.5      1.2      2.2
                                                      -----    -----    -----
Net earnings (loss) from continuing operations....    (65.8)%   (5.0)%    4.7%
                                                      =====    =====    =====

  Fiscal 1999 Compared with Fiscal 1998

     Net Sales. Net sales for fiscal 1999 were $210.1 million, down 42.5% from net sales of $365.3 million in fiscal 1998. Sales of CMP systems totaled $156.4 million, or 74.5% of net sales, down 44.1% from the $280.1 million of CMP system sales in fiscal 1998. Sales of CMP systems declined significantly in fiscal 1999 from the prior year due to a worldwide slowdown in overall demand for semiconductor manufacturing equipment, which was caused by an over-capacity situation in the semiconductor device market worldwide. In addition, the Company has seen erosion in its market share of new sales due to increased competition in the sales of CMP systems to semiconductor manufacturers.

     Sales of the Surface Technology Group in fiscal 1999 accounted for $40.4 million, or 19.2% of net sales, as compared to $71.9 million, or 19.7% of net sales in fiscal 1998. During fiscal 1999, thin film memory disk manufacturers continued to experience manufacturing over-capacity which in turn reduced capital spending. The thin film memory disk industry continues to feel "price per unit" pressures which in turn has forced a reduction in capital spending for equipment the Company supplies from its U.S. operations. The decline in sales from the Surface Technology Group was also due to continued slowdown in the silicon wafer market. This slowdown was due to the ongoing manufacturing over-capacity caused by various factors including die shrink, increased production efficiencies and Asian economic conditions. The Company expects the slowdown in these markets to continue for at least the next 12 months. Sales of the Industrial Applications Group were $13.3 million, or 6.3% of net sales in fiscal year 1999, unchanged from the $13.3 million, or 3.6% of net sales in fiscal year 1998.

     Commissions from Affiliate. Commissions from affiliate decreased to $2.2 million in fiscal 1999, compared to $9.0 million in fiscal 1998. The decrease in fiscal 1999, as compared to fiscal 1998, was due to the continued slowdown in the thin film memory disk market, and silicon wafer markets. The Company believes that capital equipment spending will continue to be weak in the thin film memory and silicon wafer industries through the next 12 months in turn lowering commissions from affiliate compared to prior year periods.

     Gross Margin. In fiscal 1999, gross margin was $29.9 million, or 14.1% of total revenue, compared to $142.9 million, or 38.2% of total revenue, in fiscal 1998. Gross margin, both in dollars and as a percentage of total revenue, was down year over year primarily due to higher material costs for some of the Company's mainline tools, higher overhead costs due to excess production capacity spread over a smaller revenue base, lower commission revenue, pricing pressure in all markets and shifts in the product mix. In addition, in the fourth quarter of fiscal 1999 the Company wrote down inventory in the amount of $13.6 million in connection with the merged company's new strategic plan to discontinue certain product lines. In the fourth quarter of fiscal year 1999, the Company also increased its reserves for excess inventory and obsolescence. In fiscal 1999, the Company faced significantly increased competition in the sale of its products to equipment manufacturers, in addition to increased customer demands to meet changing process requirements and develop new technologies. As these factors grew in significance in fiscal year 1999, the Company determined that additional excess and obsolescence reserves were necessary considering the weakness in order activity and lower demand for the Company's products that became apparent in the fourth quarter of fiscal 1999.

     Research, Development and Engineering. In fiscal 1999, research, development and engineering expense increased to $70.3 million, or 33.1% of total revenue, compared to $67.2 million, or 18.0% of total revenue, in fiscal 1998. During fiscal 1999, the Company delivered numerous enhancements to the Auriga-C system and 776 orbital system. In addition, in fiscal 1999, the Company continued to focus on enhanced performance for finer geometries in oxide and tungsten applications while developing new process capabilities for emerging STI, copper and 300mm applications. Research, development and engineering expense increased as a percentage of total revenue due to the decrease in the revenue base from fiscal 1998 to fiscal 1999.

     Selling, General and Administrative. In fiscal 1999, selling, general and administrative expense decreased to $68.2 million from $72.9 million in fiscal 1998. In fiscal 1999, selling, general and administrative expense increased as a percent of total revenue to 32.1% from 19.4% in fiscal 1998. The dollar amount decrease in selling, general and administrative expense resulted primarily from management's efforts to control expenses, including reductions in the Company's global workforce. Selling, general and administrative expense increased as a percentage of total revenue due to the decrease in the revenue base from fiscal 1998 to fiscal 1999.

     Merger, Integration and Restructuring. In fiscal 1999, merger, integration and restructuring expenses included in operating expenses were $40.3 million, or 19.0% of total revenue. These charges were incurred in the fourth quarter of fiscal 1999 primarily to close duplicate facilities, record transaction costs, account for certain employee termination benefits and record adjustments and reserves resulting from strategic decisions to discontinue certain product lines and sales and marketing activities as a merged company.

     Other Income (Expense). Other income (expense) increased to $4.3 million in fiscal 1999 from $3.5 million in fiscal 1998. This increase was due primarily to a gain arising from the collection of insurance proceeds for a CMP tool, which was destroyed in transit. Other income also increased in fiscal 1999 due to the Company's decision in the first quarter of fiscal 1999 to transfer a significant portion of the Company's short-term investments to higher yielding taxable securities.

     Provision for Income Taxes. Income tax benefit was $3.9 million for fiscal 1999 compared to an income tax expense of $29.6 million in fiscal 1998. The effective tax expense (benefit) rates for fiscal 1999 and 1998 were approximately (2.7)% and 466%, respectively. Tax expense in 1998 resulted primarily from a $25.9 million net charge, which increased the Company's deferred tax valuation allowance. In fiscal 1999, the expected tax benefit computed by applying the statutory rate to the current year loss was offset by a $51.5 million increase to the Company's deferred tax valuation allowance. This increase in the deferred tax valuation allowance fully offsets the Company's net deferred tax assets at May 31, 1999.

     Equity in Net Earnings of Affiliates. For fiscal 1999, equity in net earnings of affiliates decreased to $916,000 compared to $4.4 million in fiscal 1998. Equity in the net earnings of affiliates were down from the prior year primarily due to significantly decreased sales revenue of the Far East Joint Venture. Investments by manufacturers of both silicon wafer and thin film memory disks were reduced significantly in fiscal 1999 compared to fiscal 1998. This reduced manufacturing volume also resulted in lower sales of consumable goods. The Company believes that the results of the Far East Joint Venture will be adversely affected in the next fiscal year by both a slowdown in demand for equipment sold into the thin film memory disk and silicon wafer markets, as well as the current financial difficulties facing several Asian economies.

  Fiscal 1998 Compared with Fiscal 1997

     Net Sales. Net sales for fiscal 1998 were $365.3 million, up 19.5% over net sales of $305.7 million in fiscal 1997. The dollar increase was attributable to higher sales of the Company's CMP planarization systems to the semiconductor industry. Sales of CMP systems totaled $280.1 million, or 76.7% of net sales, up 30.9% over the $213.9 million or 70.0% of net sales in fiscal 1997.

     Sales of the Surface Technology Group in fiscal 1998 accounted for $71.9 million, or 19.7% of net sales, as compared to $78.9 million, or 25.8% of net sales in fiscal 1997. This decrease was primarily due to a decline in sales of equipment to the thin film memory disk market from the prior year. The technology for the production of thin film memory disks had shifted to the use of alternative substrates; a majority of those substrates being produced by Far East manufacturers. Consequently, thin film memory disk manufacturers headquartered in the United States experienced manufacturing over-capacity which in turn reduced capital spending for equipment the Company supplies from its U.S. operations. The decrease in fiscal 1998, as compared to fiscal 1997, was due not only to the continued slowdown in the thin film memory disk market, but also to a global decrease in orders of capital equipment from the silicon wafer market related to manufacturing over-capacity due to slowing demand for silicon wafers produced by that industry. Sales of the Industrial Applications Group were $13.3 million, or 3.6% of net sales in fiscal 1998, compared to $12.9 million, or 4.2% of net sales in fiscal year 1997.

     Commissions from Affiliate. Commissions from affiliate decreased to $9.0 million in fiscal 1998, compared to $12.4 million in fiscal 1997. The decrease in fiscal 1998, as compared to fiscal 1997, was due to the continued slowdown in the thin film memory disk and silicon wafer markets as described above.

     Gross Margin. In fiscal 1998, gross margin was $142.9 million, or 38.2% of total revenue, compared to $131.8 million, or 41.4% of total revenue, in fiscal 1997. Gross margin increased primarily due to increased sales of CMP systems in fiscal 1998. However, gross margin as a percentage of total revenue decreased due to a $7.8 million charge in fiscal 1998 for inventory adjustments and additional retrofit costs for newly available performance enhancing modifications to installed CMP tools. Gross margin was also impacted by an additional $1.5 million in warranty expense accrued in the fourth quarter of fiscal 1998. Due to the increasing complexity of the Company's CMP products, and the importance of maintaining customer good will in the competitive environment, management made the decision in the fourth quarter of fiscal 1998 to accrue for additional equipment warranty to cover the anticipated customer service costs related to CMP products. Gross margin as a percentage of total revenue also decreased due to declining gross margins in sales to the thin film memory disk industry, declining slurry margins and lower commission revenue compared to fiscal 1997.

     Research, Development and Engineering. In fiscal 1998, research, development and engineering expense increased to $67.2 million, or 18.0% of total revenue, compared to $43.7 million, or 13.7% of total revenue, in fiscal 1997. The increase in both the dollar amount and the percent of total revenue is a result of the Company's significant investment in dry-in/dry-out, end-point detection and 300mm planarization capabilities for its CMP systems; improvements in CMP systems' reliability and productivity; and various process technologies for the semiconductor device, thin film memory disk and silicon wafer markets. In addition, the Company committed significant technical support resources to meet the needs of its customers.

     Selling, General and Administrative. In fiscal 1998, selling, general and administrative expense increased to $72.9 million from $56.2 million in fiscal 1997. In fiscal 1998, selling, general and administrative expense increased as a percent of total revenue to 19.4% from 17.7% in fiscal 1997. This increase in selling, general and administrative expense reflects a higher level of sales activity, continued investments in the sales and administrative infrastructure, as well as an increased international presence, including commissions paid to the Far East Joint Venture as a result of increased sales of CMP systems produced by the Company in the U.S. and exported to Pacific Rim customers through the Far East Joint Venture. In the fourth quarter of fiscal 1998, selling, general and administrative expense also included an increase in the allowance for doubtful accounts receivable due to possible exposures in the Far East as well as severance compensation related to reductions in the Company's workforce which were made during the quarter.

     Merger, Integration and Restructuring. In fiscal 1997, the Company demonstrated that the AvantGaard 676 tool could be used for oxide planarization as well as metal planarization. As a result of this improvement and prior to manufacturing any Avanti 672 systems, the Company decided to discontinue production plans for the Avanti 672, an integrated 300mm high-throughput oxide CMP tool, and recorded a $17.6 million program discontinuance charge. The Company incurred a write-down of $9.0 million to adjust specific Avanti 672 parts and components to salvage value, since parts and components for this tool were unlike parts and components for the Company's other products. A liability amounting to $4.5 million for noncancelable purchase orders was also incurred as a result of properly reflecting inventory on order at salvage value. A $4.1 million charge was also incurred to adjust Avanti 672 development and prototype tools to salvage value.

     Other Income (Expense). Other income increased to $3.5 million in fiscal 1998 from $1.2 million of other expense in fiscal 1997. Interest income increased substantially in fiscal 1998 as a result of the cash infusions from the Company's two equity offerings in February and October of calendar year 1997. Increased interest income in fiscal 1998 as well as interest expense amounts also resulted from invested proceeds related to an aggregate of $115.0 million in 6.25% convertible notes issued in September 1997.

     Provision for Income Taxes. Income tax expense was $29.6 million for fiscal 1998 compared to $5.1 million in fiscal 1997. The effective tax rates for fiscal 1998 and 1997 were approximately 466% and 39%, respectively. The increase in tax expense results primarily from a $25.9 million net charge, which increased the Company's deferred tax valuation allowance.

     Equity in Net Earnings of Affiliates. For fiscal 1998, equity in net earnings of affiliates decreased to $4.4 million compared to $7.1 million in fiscal 1997. Revenue of the Far East Joint Venture grew in fiscal 1998 as compared to fiscal 1997. However, net earnings of the Far East Joint Venture were down from the prior year due to competitive pricing pressures for the automated disk polishing systems, which negatively impacted gross margins, combined with higher costs of producing and servicing these systems. Restructuring costs of approximately $742,000 were incurred by the Far East Joint Venture during fiscal 1998 in connection with the reorganization of its Asian operations, which included the closing of the Malaysia and Thailand subsidiaries in July of 1998.

     Net loss from discontinued operations. In fiscal 1997, the Company decided to discontinue the operations of IPEC Clean. The operating results of IPEC Clean were segregated from the continuing operations of the Company and reported separately as discontinued operations. The loss recorded in fiscal 1997 was due to a $3.6 million operating loss, net taxes, and a $25.0 million charge, net of taxes, for the estimated loss on disposal of IPEC Clean. The Company recorded an additional write-down of the net assets of IPEC Clean of $10.6 million in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of May 31, 1999, the Company had $147.0 million in cash, cash equivalents and short-term investments, compared to $225.3 million at May 31, 1998. The Company used $51.6 million of cash in operating activities during fiscal 1999. Net loss of $139.8 million adjusted for non-cash items, primarily representing $20.4 million of depreciation and amortization expense and $49.8 million of merger, integration and restructuring costs was $68.5 million. In addition, cash was provided by decreases in trade accounts receivable and inventories partially offset by a decrease in trade accounts payable. During fiscal 1999, accounts receivable decreased from the prior year due to lower sales activity in fiscal 1999 compared to fiscal 1998, as well as increased collection efforts. Inventory decreased in fiscal 1999 primarily due to write-downs to reflect strategic decisions to discontinue certain product lines as a merged company and an increase in excess and obsolescence reserves. In addition, inventories decreased due to decreased production in fiscal 1999. Accounts payable decreased due to efforts to control inventory purchasing due to decreased production in fiscal 1999.

     The Company made capital expenditures of $31.4 million in fiscal 1999. The majority of the cash was used to fund the construction of a new 109,000 square foot Technology Center next to the corporate headquarters in Chandler, Arizona. The remaining capital expenditures were primarily related to the purchase of equipment and software.

     Financing activities provided $1.6 million primarily from $3.4 million in proceeds on the sale of stock to employees and the exercise of stock options. Principal payments on long-term debt amounted to $1.1 million. Total long-term debt decreased to $117.4 million at May 31, 1999, compared to $118.9 million at May 31, 1998. Total long-term debt as a percentage of stockholder's equity increased to 47.6% as of May 31, 1999 from 30.9% as of May 31, 1998.

     The Company believes that its current cash, cash equivalents and short-term investments will be sufficient to meet the Company's cash needs during the next 12 months.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for financial years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is evaluating the new Statement's provisions and has not yet determined its impact. The Company will adopt SFAS No. 133 effective June 1, 2001.

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

                                  RISK FACTORS

     The Company's business is subject to numerous risks, including those discussed below. If any of the events described in these risks occurs, the Company's business, financial condition and results of operations could be seriously harmed.

     The Company's growth depends on continued and increased acceptance of CMP among semiconductor manufacturers. While CMP is used by a number of advanced logic semiconductor manufacturers, CMP has been used to manufacture advanced memory devices only in the past 2 years. Continued and increased acceptance of CMP systems depends on many factors considered by potential customers, including the CMP product's

     - cost of ownership

     - throughput

     - process flexibility

     - performance, including reliability

     - customer support

Failure to adequately meet potential customers' needs with respect to one or more of these factors will result in decreased acceptance of CMP and, therefore, the Company's CMP systems, which will in turn negatively impact the Company's profitability.

     The Company's Business is Highly Cyclical. The Company's business depends substantially on the capital expenditures of semiconductor manufacturers and, to a lesser extent, thin film memory disk and silicon wafer manufacturers. These industries are highly cyclical and have historically experienced periodic downturns, which often have a material adverse effect on the acquisition of capital equipment and other products used in the manufacturing process, including products offered by the Company. These downturns have in the past and are expected in the future to materially adversely affect the business and operating results of the Company. The semiconductor device industry has recently experienced a slowdown and the memory disk and silicon wafer industries are currently experiencing a slowdown. These events have negatively impacted the Company's results of operations.

     If the Company does not continue to integrate SpeedFam's and IPEC's technology and operations quickly and effectively, its operations may be adversely affected. The merger of SpeedFam and IPEC was consummated April 6, 1999. The company must continue to integrate all components of IPEC's former operations, including the following:

     - Sales and marketing operations, including international distribution channels. Combining international sales channels could result in significant expense or customer confusion.

     - Product offerings, including marketing of products to the other's customers.

     - Research and development programs.

     - Manufacturing operations and philosophies.

     - Field service support for CMP equipment.

     - Management information and reporting systems. Since SpeedFam and IPEC used different management information systems, the Company may face difficulties obtaining timely and accurate information, data and reports to operate the company effectively until integration is completed.

The Company cannot be certain that it can achieve integration of these components without adversely impacting operations. To the extent management focuses on integration, it may not be able to develop the business.

     The merger has resulted and may continue to result in a loss of key employees due to downsizing and competition. The Company's success depends on retaining and integrating both former SpeedFam and former IPEC personnel. The Company has signed agreements with a few key former IPEC employees to retain their services. However, employees have, and may continue to, leave for many reasons. Competition for qualified personnel in the industry served by the Company, particularly in the Phoenix metropolitan area, is intense. SpeedFam and IPEC had in the past experienced difficulty in attracting qualified personnel. Also, other employers may offer lucrative compensation and benefit programs, including those with respect to stock options The Company presently experiences the same difficulty and may continue to in the future.

     The Company, and its predecessors, have had losses recently and the Company expects losses in the near future. In fiscal 1999, the Company had a net loss of $139.9 million. This loss included $53.9 million of various merger, integration and restructuring costs. Direct merger costs primarily consist of professional fees, such as investment banking, legal and accounting for services rendered through the date of the merger. The Company recorded integration and restructuring costs for lease terminations, the write-off of duplicative equipment previously used for demonstration purposes, the writedown of inventory and equipment related to products lines that will no longer be supported, and severance costs resulting from workforce reductions. The Company attributes the additional loss to the slowdown in the industry combined with increasing investment in research and development.

IPEC had net losses of $42.3 million in fiscal 1998, $33.7 million in fiscal 1997 and $10.7 million in fiscal 1996. In fiscal 1998, IPEC incurred net charges of $25.9 million to increase the valuation allowance for its deferred tax assets and $10.6 million for an additional writedown of assets in connection with the closure of IPEC Clean, a subsidiary of IPEC.

     These losses are attributed mainly to the slowdown in the industry combined with increasing investment in research and development.

     The Company faces intense competition, including from companies with greater resources. Several companies currently market CMP systems that directly compete with the Company's products, including Applied Materials, Inc. and Ebara Corporation. For several reasons, the Company may not compete effectively with competitors. These reasons include:

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

     - The Company expects competitors to continue to improve their existing technology and introduce new products. This could cause a decline in the Company's sales or lead to intensified pricebased competition.

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

     The Company may not develop products in time to meet changing technologies. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. Developing new products in the rapidly evolving industry in which the company operates involves a number of risks:

     - products may be introduced behind schedule or after customers have made buying decisions

     - products may not be accepted in the marketplace

Competitive pressures require the Company to continue to enhance performance for finer geometrics in oxide and tungsten applications, while developing new process capabilities for emerging STI, copper and 300mm applications. The Company will also continue to develop with the Far East Joint Venture products and processes for thin film memory disk manufacturers and to enhance the plasma assisted chemical etch processes.

     Product or process development problems could harm the Company's results of operations. The Company's products are complex, and from time to time have defects or bugs that are difficult and costly to fix. This can harm results of operations for the Company, in two ways:

          (1) The Company incurs substantial costs to ensure the functionality and reliability of products earlier in their life cycle. This can reduce orders, increase manufacturing costs, adversely impact working capital and increase service and warranty expenses.

          (2) The Company requires significant lead-times between product introduction and commercial shipment. As a result, the Company may have to write off inventory and other assets related to products and could lose customers and revenue. For example, in the second quarter of fiscal 1997, the Company incurred a $17.6 million pretax asset write-off for discontinuance of the Avanti 672 product development program.

     The Company's quarterly operating results will fluctuate for reasons not in its control. The Company's quarterly operating results will fluctuate due to a variety of factors, including:

     - Industry demand for capital equipment, which depends on economic conditions in the semiconductor, memory disk and silicon wafer markets.

     - Timing, cancellation or delay of customer orders and shipments. The Company continues to derive a significant portion of revenue from the sale of a relatively small number of machines during a given quarter. Order and delivery delays and cancellations, even of one or two systems, may cause the company to miss quarterly revenue and profit expectations.

     - Unexpected costs associated with sales and service of the CMP tools and processes.

     - The quarterly operating results of the company's joint ventures, which are accounted for on the equity method.

     - Foreign currency exchange rates.

Results of operations in any period are not an indication of future results. Fluctuations in the Company's operating results may also result in fluctuations in the Company's common stock price. Operating results may not meet the expectations of public market analysts or investors and the trading price of the common stock could decline.

     Orders in backlog may not result in future revenue if customers cancel or reschedule orders. The Company includes in backlog only those customer orders for which it has accepted purchase orders. Expected revenue may be lower if customers cancel or reschedule orders, which they can generally do without penalty. For example, the Company removed from its backlog orders of approximately $5.3 million in the fourth quarter of fiscal 1999, primarily due to reduced capacity requirements and increased funding constraints of certain customers.

     The Company depends on a small number of major customers. Currently, and for the foreseeable future, the Company expects that it will sell machines to a limited number of major customers. To date, the CMP process has been used primarily to fabricate advanced semiconductors, which accounts for only a portion of the overall semiconductor market. In fiscal 1999, Samsung and Intel accounted for 11.4% and 10.5%, respectively, of its total revenue. In fiscal 1998, Intel accounted for 19.4% of total revenue.

     The Company's success depends on international sales, particularly in Asia and Europe. International sales accounted for 38.1% of SpeedFam-IPEC's total revenue for fiscal 1999, 34.3% for fiscal year 1998 and 26.5% for fiscal year 1997. The Company expects that international sales will continue to account for a significant portion of total revenue in future periods. International sales are subject to risks, including:

     - foreign exchange issues

     - political, economic and regulatory environment of the countries where customers are located

     - collectibility of accounts receivable

     - inadequate intellectual property protection

Foreign exchange issues also affect the value of the Company's foreign subsidiaries and equity interest in its Far East joint venture. The Company does not manage this balance sheet risk through currency transactions known as hedging, which are designed to minimize this risk. The Company does try to manage near term currency risks through hedging. However, efforts may not be enough to decrease the risks involved.

     If the Company is unable to protect its intellectual property, its business could suffer. The company's intellectual property portfolio is very important to its success. However, the Company may not be able to protect its technology because:

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

     - third parties may try to challenge or invalidate existing patents and new patents

     - policing unauthorized use of intellectual property is difficult and expensive

     - the laws of some foreign countries do not protect intellectual property rights as much as U.S. laws

     - competitors may independently develop similar technology or design around intellectual property owned by the company

Third parties may prevent the Company from selling products that allegedly infringe on those third parties' intellectual property rights. The Company cannot be certain that third parties will not in the future claim that its products infringe their intellectual property rights. Third parties may

     - bring claims of patent, copyright or trademark infringement

     - obtain patents or other intellectual property rights that limit the Company's ability to do business or require the Company to license or cross-license technology

     - Bring costly, time consuming lawsuits

Third parties hold many patents relating to CMP machines and processes. The Company licenses the right to manufacture CMP machines employing an orbital motion in its Avant Gaard 676, 776 and 876 from a semiconductor manufacturer.

     The Company may experience Year 2000 computer problems that harm its business. Certain computer systems may not correctly recognize dates when the year changes from 1999 to 2000. This could cause computers to either shut down or lead to incorrect calculations. The Company has reviewed their exposure to this problem, and does not believe it will incur significant expenses either to remedy the problem or as a result of the effect of the problem on business operations. However, Year 2000 issues may cause disruptions in the Company's business for the following reasons:

     - The Company cannot be certain that the measures taken are enough. Despite completed efforts, the company may incur significant expenses to remedy unforeseen problems or may suffer disruptions in its business.

     - Third parties with whom the Company has relationships may not successfully complete their Year 2000 remediation efforts. This could also result in disruptions in the company's business, which would harm its financial condition, results of operations and business prospects.

For additional information regarding the status of Year 2000 issues, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000"

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer.

     The Company mitigates default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     The Company has no cash flow exposure due to rate changes for cash equivalents and short-term investments, as all of these investments are at fixed interest rates. Long-term debt is at a fixed interest rate. The long-term debt was primarily incurred in connection with the Company's issuance of convertible debenture bonds.

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and debt obligations.

                                                                                            FAIR VALUE
IN THOUSANDS               2000     2001   2002   2003    2004     THEREAFTER    TOTAL     MAY 31, 1999
------------             --------   ----   ----   ----   -------   ----------   --------   ------------
Assets
Cash equivalents.......  $ 97,003     --     --     --        --      --        $ 97,003   $     97,003
  Average interest
     rate..............      4.73%    --     --     --        --      --            4.73%
Short-term
  investments..........  $ 50,272     --     --     --        --      --        $ 50,272   $     50,020
  Average interest
     rate..............      5.30%    --     --     --        --      --            5.30%
Total investment
  securities...........  $147,275     --     --     --        --      --        $147,275   $    147,023
  Average interest
     rate..............      4.93%    --     --     --        --      --            4.93%
Long term debt.........  $  1,275    970    146     13   115,000      --        $117,404   $    117,404
  Fixed rate...........      9.25   9.00   9.88%  8.70%     6.25%     --            6.30%
Total debt.............  $  1,275    970    146     13   115,000      --        $117,404   $    117,404
  Average interest
     rate..............      9.25%  9.00%  9.88%  8.70%     6.25%     --            6.30%

     Foreign Currency Risk. The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in countries in Asia and Europe. During 1999 and 1998, the Company employed a foreign currency hedging program utilizing foreign currency forward exchange contracts. Under this program, increases or decreases in currency commitments, as translated into U.S. dollars, are primarily offset by realized gains and losses on the hedging instruments. The goal of the hedging program is to economically guarantee or lock in exchange rates on the Company's foreign currency cash outflows and to minimize the impact to the Company of foreign currency fluctuations. The Company does not use foreign currency forward exchange contracts for speculative or trading purposes.

     The following table provides information as of May 31, 1999 about the Company's derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in the Company's financial statements. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

MAY 31, 1999                                                  NOTIONAL      AVERAGE      ESTIMATED
IN THOUSANDS, EXCEPT FOR AVERAGE CONTRACT RATE                 AMOUNT    CONTRACT RATE   FAIR VALUE
----------------------------------------------                --------   -------------   ----------
Foreign currency forward exchange contracts:
  Japanese yen..............................................   $1,793       119.67         $1,534
  British pound.............................................   $  735         1.63         $  726

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
SPEEDFAM-IPEC, INC. AND CONSOLIDATED SUBSIDIARIES
Independent Auditors' Report................................   31
Consolidated Balance Sheets -- at the end of fiscal years
  1999 and 1998.............................................   32
Consolidated Statements of Earnings -- for the fiscal years
  1999, 1998 and 1997.......................................   33
Consolidated Statements of Stockholders' Equity -- for the
  fiscal years 1999, 1998 and 1997..........................   34
Consolidated Statements of Cash Flows -- for the fiscal
  years 1999, 1998 and 1997.................................   35
Notes to Consolidated Financial Statements..................   36
SPEEDFAM-IPEC CO., LTD. AND CONSOLIDATED SUBSIDIARIES
Independent Auditors' Report................................   59
Consolidated Balance Sheets -- at the end of fiscal years
  1999 and 1998.............................................   60
Consolidated Statements of Earnings -- for the fiscal years
  1999, 1998 and 1997.......................................   61
Consolidated Statements of Stockholders' Equity -- for the
  fiscal years 1999, 1998 and 1997..........................   62
Consolidated Statements of Cash Flows -- for the fiscal
  years 1999, 1998 and 1997.................................   63
Notes to Consolidated Financial Statements..................   64

The above consolidated financial statements of SpeedFam-IPEC Co., Ltd. and consolidated subsidiaries are included herein pursuant to Rule 3-09 of Regulation S-X.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
SpeedFam-IPEC, Inc.:

     We have audited the accompanying consolidated balance sheets of SpeedFam-IPEC, Inc. and consolidated subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended May 31, 1999. These consolidated financial statements are the responsibility of the management of SpeedFam-IPEC, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpeedFam-IPEC, Inc. and consolidated subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1999 in conformity with generally accepted accounting principles.

KPMG LLP

July 7, 1999

                              SPEEDFAM-IPEC, INC.

                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                1999        1998
                                                              ---------    -------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  97,003    104,482
  Short-term investments....................................     50,020    120,867
  Trade accounts receivable, less allowance for doubtful
    accounts of $5,600 in 1999 and $4,487 in 1998...........     76,808     89,034
  Inventories...............................................     80,744    122,581
  Deferred income taxes.....................................         --      3,339
  Prepaid expenses and other current assets.................      9,790      7,542
                                                              ---------    -------
    Total current assets....................................    314,365    447,845
Investments in affiliates...................................     25,360     24,299
Property, plant, and equipment, net.........................     88,997     87,136
Other assets................................................     15,056     16,373
                                                              ---------    -------
    Total assets............................................  $ 443,778    575,653
                                                              =========    =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   1,275      1,803
  Accounts payable..........................................     20,296     30,708
  Customer deposits.........................................      1,490      2,866
  Due to affiliates.........................................      4,805      3,636
  Accrued expenses..........................................     42,764     34,406
                                                              ---------    -------
    Total current liabilities...............................     70,630     73,419
                                                              ---------    -------
Long-term liabilities:
  Long-term debt............................................    116,129    117,078
  Other liabilities.........................................     10,258         --
  Deferred income taxes.....................................         11      1,020
                                                              ---------    -------
    Total long-term liabilities.............................    126,398    118,098
                                                              ---------    -------
Stockholders' equity:
  Preferred stock, $.01 par value per share. Nonvoting
    authorized, 2,000 shares. Exchanged for common stock at
    the merger date
    Series B-1 cumulative preferred stock. Authorized 21
     shares, no issued and outstanding shares at May 31,
     1999 and 14 shares at June 30, 1998....................         --         --
    Series B-2 cumulative preferred stock. Authorized 21
     shares, no issued and outstanding shares at May 31,
     1999 and 20 shares at June 30, 1998....................         --         --
    Series B-3 cumulative preferred stock. Authorized 21
     shares, no issued and outstanding shares at May 31,
     1999 and 10 shares at June 30, 1998....................         --         --
    Series D preferred stock, $.01 par value per share.
     Authorized 50 shares, 1,000 votes per share; no shares
     issued and outstanding.................................         --         --
  Common stock, no par value, 96,000 shares authorized,
    29,392 and 28,409 shares issued and outstanding at May
    31, 1999 and 1998, respectively.........................          1          1
  Class A common stock, $.01 par value per share. Four votes per share Authorized 2,485 shares, no issued and
    outstanding shares at May 31, 1999 and 159 shares at
    June 30, 1998. Exchanged for common stock at the merger
    date....................................................         --          2
  Additional paid-in capital................................    427,290    423,146
  Retained earnings.........................................   (180,311)   (38,026)
  Accumulated comprehensive income..........................       (230)      (987)
                                                              ---------    -------
    Total stockholders' equity..............................    246,750    384,136
                                                              ---------    -------
    Total liabilities and stockholders' equity..............  $ 443,778    575,653
                                                              =========    =======

          See accompanying notes to consolidated financial statements.

                              SPEEDFAM-IPEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MAY 31, 1999, 1998, AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1999        1998       1997
                                                              ---------    -------    -------
Revenue:
  Net sales.................................................  $ 210,108    365,259    305,682
  Commissions from affiliate................................      2,217      9,009     12,430
                                                              ---------    -------    -------
     Total revenue..........................................    212,325    374,268    318,112
Cost of sales...............................................    182,463    231,332    186,343
                                                              ---------    -------    -------
     Gross margin...........................................     29,862    142,936    131,769
                                                              ---------    -------    -------
Operating expenses:
  Research, development, and engineering....................     70,243     67,182     43,717
  Selling, general, and administrative......................     68,237     72,916     56,234
  Merger, integration, and restructuring....................     40,300         --     17,601
                                                              ---------    -------    -------
     Total operating expenses...............................    178,780    140,098    117,552
                                                              ---------    -------    -------
     Operating profit (loss)................................   (148,918)     2,838     14,217
     Other income (expense).................................      4,296      3,510     (1,162)
                                                              ---------    -------    -------
     Earnings (loss) from consolidated companies before
       income taxes.........................................   (144,622)     6,348     13,055
Income tax expense (benefit)................................     (3,931)    29,584      5,086
                                                              ---------    -------    -------
     Earnings (loss) from consolidated companies............   (140,691)   (23,236)     7,969
Equity in net earnings of affiliates........................        916      4,418      7,068
                                                              ---------    -------    -------
     Net earnings (loss) from continuing operations.........   (139,775)   (18,818)    15,037
Discontinued operations:
  Loss from operations of IPEC Clean, net of taxes..........         --         --      3,614
  Loss on disposal of IPEC Clean, net of taxes..............         --     10,578     24,950
                                                              ---------    -------    -------
     Loss from discontinued operations......................         --     10,578     28,564
                                                              ---------    -------    -------
     Net loss...............................................   (139,775)   (29,396)   (13,527)
Cumulative dividend on preferred stock......................        174        244        284
                                                              ---------    -------    -------
     Net loss attributable to common stockholders...........  $(139,949)   (29,640)   (13,811)
                                                              =========    =======    =======
Net earnings (loss) per common share:
  Basic:
     From continuing operations.............................  $   (4.84)     (0.69)      0.67
     From discontinued operations, including loss on
       disposal.............................................         --      (0.39)     (1.27)
     Net loss attributable to common stockholders...........      (4.84)     (1.08)     (0.61)
                                                              =========    =======    =======
  Diluted:
     From continuing operations.............................  $   (4.84)     (0.69)      0.62
     From discontinued operations, including loss on
       disposal.............................................         --      (0.39)     (1.19)
     Net loss attributable to common stockholders...........      (4.84)     (1.08)     (0.57)
                                                              =========    =======    =======
Weighted average shares used in per share calculation:
  Basic.....................................................     28,890     27,469     22,441
  Diluted...................................................     28,890     27,469     24,088
                                                              =========    =======    =======

          See accompanying notes to consolidated financial statements.

                              SPEEDFAM-IPEC, INC.

                           CONSOLIDATED STATEMENTS OF
                 STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    YEARS ENDED MAY 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                                                        ACCUMULATED
                                                    CLASS A   ADDITIONAL   RETAINED        OTHER
                                           COMMON   COMMON     PAID-IN     EARNINGS    COMPREHENSIVE
                                           STOCK     STOCK     CAPITAL     (DEFICIT)    INCOME/LOSS     TOTAL
                                           ------   -------   ----------   ---------   -------------   --------
Balance at May 31, 1996..................   $  1       5       178,046        5,701        4,623        188,376
                                                                                                       --------
Comprehensive income (loss):
  Net earnings (loss)....................     --      --            --      (13,527)          --        (13,527)
  Foreign currency translation
     adjustments.........................     --      --            --           --       (3,041)        (3,041)
                                                                                                       --------
Total comprehensive income (loss)........                                                               (16,568)
Issuance of common stock.................     --      --        77,673           --           --         77,673
Retirement of Series B-1 preferred
  stock..................................     --      --          (500)          --           --           (500)
Issuance of Series C preferred stock
  (less offering costs of $1,600) and
  conversion of Series C preferred stock
  to common stock........................     --      --        23,400           --           --         23,400
Issuance of warrants.....................     --      --         1,059           --           --          1,059
Exercise of warrants.....................     --      --           347           --           --            347
Preferred stock dividends paid...........     --      --            --         (558)          --           (558)
Exercise of stock options, tax benefits,
  and employee stock plan purchases......     --      --        15,088           --           --         15,088
                                            ----      --       -------     --------       ------       --------
Balance at May 31, 1997..................      1       5       295,113       (8,384)       1,582        288,317
                                                                                                       --------
Comprehensive income (loss):
  Net earnings (loss)....................     --      --            --      (29,396)          --        (29,396)
  Foreign currency translation
     adjustments.........................     --      --            --           --       (2,569)        (2,569)
                                                                                                       --------
Total comprehensive income (loss)........                                                               (31,965)
Issuance of common stock.................     --      --       116,704           --           --        116,704
Conversion of Class A common stock to
  common stock...........................     --      (3)            3           --           --             --
Preferred stock dividends paid...........     --      --            --         (246)          --           (246)
Unearned compensation, net...............     --      --          (896)          --           --           (896)
Exercise of stock options, tax benefits,
  and employee stock plan purchases......     --      --        12,222           --           --         12,222
                                            ----      --       -------     --------       ------       --------
Balance at May 31, 1998..................      1       2       423,146      (38,026)        (987)       384,136
                                                                                                       --------
Comprehensive income (loss):
  Net earnings (loss)....................     --      --            --     (139,775)          --       (139,775)
  Foreign currency translation
     adjustments.........................     --      --            --           --        1,009          1,009
  Net unrealized change in investment
     securities..........................     --      --            --           --         (252)          (252)
                                                                                                       --------
Total comprehensive income (loss)........                                                              (139,018)
Conversion of Class A common stock to
  common stock...........................     --      (2)            2           --           --             --
June 1998 IPEC net income................     --      --            --       (2,232)          --         (2,232)
Employee stock purchases.................     --      --         2,677           --           --          2,677
Preferred stock dividends paid...........     --      --            --         (278)          --           (278)
Unearned compensation, net...............     --      --           742           --           --            742
Exercise of stock options................     --      --           723           --           --            723
                                            ----      --       -------     --------       ------       --------
Balance at May 31, 1999..................   $  1      --       427,290     (180,311)        (230)       246,750
                                            ====      ==       =======     ========       ======       ========

          See accompanying notes to consolidated financial statements.

                              SPEEDFAM-IPEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MAY 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                                1999         1998       1997
                                                              ---------    --------    -------
Cash flows from operating activities:
  Net loss..................................................  $(139,775)    (29,396)   (13,527)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    June 1998 IPEC net income...............................     (2,232)         --         --
    Equity in net earnings of affiliates....................       (916)     (4,418)    (7,068)
    Depreciation and amortization...........................     20,421      15,546     12,342
    Loss on disposal of IPEC Clean, net of taxes............         --      10,578     24,950
    Merger, integration, and restructuring costs............     49,800          --     17,601
    Provision for losses on accounts receivable.............      3,598       3,402      2,905
    Deferred income tax expense (benefit)...................     (4,663)     29,584    (11,987)
    Costs of warrants issued................................         --          --      1,059
    (Gain) loss on sales of assets..........................      5,419         (42)       (32)
    Increase in cash surrender value of life insurance......       (150)       (150)      (144)
    (Increase) decrease in assets:
      Trade accounts receivable.............................      8,628      (7,847)   (17,722)
      Inventories...........................................     20,459     (42,088)   (38,191)
      Prepaid expenses and other current assets.............      4,495      (3,602)      (889)
    Increase (decrease) in liabilities:
      Accounts payable and due to affiliates................    (14,554)     (9,016)     4,775
      Accrued expenses and customer deposits................     (2,137)     (8,179)     7,807
      Income taxes payable..................................         --      (6,677)      (942)
      Net assets of discontinued operations.................         --        (802)     2,306
                                                              ---------    --------    -------
         Net cash used in operating activities..............    (51,607)    (53,107)   (16,757)
                                                              ---------    --------    -------
Cash flows from investing activities:
  Purchases of short-term investments.......................    (55,616)   (609,172)   (20,219)
  Maturities of short-term investments......................     90,369     508,521         --
  Sales of short-term investments...........................     35,871          --         --
  Capital expenditures......................................    (31,361)    (49,065)   (21,134)
  Proceeds from sales of assets.............................        613          61     20,492
  Dividends from affiliates.................................      1,521       2,325        554
  Other investing activities................................        106        (801)      (553)
                                                              ---------    --------    -------
         Net cash provided by (used in) investing
           activities.......................................     41,503    (148,131)   (20,860)
                                                              ---------    --------    -------
Cash flows from financing activities:
  Repayment of notes payable................................       (395)       (124)    (1,356)
  Net proceeds from issuance of common stock and warrants...         --     122,111     89,374
  Proceeds from exercise of stock options and employee stock
    purchases...............................................      3,400       3,723      1,481
  Payment of preferred stock dividend.......................       (278)       (246)      (558)
  Proceeds from long-term debt..............................         --     111,181     15,628
  Net proceeds from issuance of Series C preferred stock....         --          --     23,400
  Principal payments on long-term debt......................     (1,082)    (27,559)   (15,267)
                                                              ---------    --------    -------
         Net cash provided by financing activities..........      1,645     209,086    112,702
                                                              ---------    --------    -------
Effect of foreign currency rate changes on cash.............        980        (701)        51
                                                              ---------    --------    -------
         Net increase (decrease) in cash and cash
           equivalents......................................     (7,479)      7,147     75,136
Cash and cash equivalents at beginning of year..............    104,482      97,335     22,196
                                                              ---------    --------    -------
Cash and cash equivalents at end of year....................  $  97,003     104,482     97,332
                                                              =========    ========    =======
Supplemental cash flow information
  Cash paid during the year for:
    Interest................................................  $   7,463       4,771      2,142
    Income taxes............................................        845       7,261     10,973
  Non-cash financing activities -- book value of common
    stock issued in a merger................................  $ 126,992          --         --

          See accompanying notes to consolidated financial statements.

                              SPEEDFAM-IPEC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MAY 31, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) MERGER

     In April 1999, SpeedFam International, Inc. (SpeedFam) issued 13,048 shares of its common stock in exchange for all outstanding common and preferred stock of Integrated Process Equipment Corp. (IPEC). In conjunction with this merger, SpeedFam amended its articles of incorporation to change the corporate name of SpeedFam to SpeedFam-IPEC, Inc. (SpeedFam-IPEC or the Company).

     Effective upon the consummation of the merger, each share of the outstanding common stock of IPEC was converted into .71 shares of common stock of the Company. Outstanding IPEC employee stock options, warrants and convertible notes were similarly converted into options, warrants and convertible notes to purchase Company stock. In addition, each share of the Series B-1 preferred stock, Series B-2 preferred stock, and Series B-3 preferred stock of IPEC has been converted into 8.90, 8.10, and 10.65 shares of common stock of the Company, respectively.

     The merger constituted a tax-free reorganization and has been treated as a pooling-of-interests. Accordingly, the assets and liabilities of IPEC were carried forward to the Company at historical values and the consolidated financial statements for the periods prior to the combination have been restated to include the accounts and results of operations of IPEC.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                                                        YEARS ENDED
                                            TEN MONTHS ENDED    ----------------------------
                                             MARCH 31, 1999     MAY 31, 1998    MAY 31, 1997
                                            ----------------    ------------    ------------
Revenue:
  SpeedFam................................      $ 97,270          185,256         173,424
  IPEC....................................        79,933          189,012         144,688
                                                --------          -------         -------
     Combined.............................      $177,203          374,268         318,112
                                                ========          =======         =======
Net earnings (loss):
  SpeedFam................................      $ (8,525)          12,863          20,219
  IPEC....................................       (38,105)         (42,503)        (34,030)
                                                --------          -------         -------
     Combined.............................      $(46,630)         (29,640)        (13,811)
                                                ========          =======         =======

     Prior to the combination, IPEC's fiscal year ended June 30. In recording the pooling-of-interests combination, IPEC's financial statements for the twelve months ended May 31, 1999 were combined with SpeedFam's financial statements for the same period and IPEC's financial statements for the years ended June 30, 1998 and 1997 were combined with SpeedFam's financial statements for the years ended May 31, 1998 and 1997, respectively. IPEC's unaudited results of operations for the one month ended June 30, 1998 included revenue of $19,727 and net income of $2,232. An adjustment has been made to stockholders' equity as of May 31, 1999 to eliminate the effect of including IPEC's results of operations for the one month ended June 30, 1998 in the results of operations of the combined enterprise for both of the years ended May 31, 1999 and 1998. There were no significant transactions between SpeedFam and IPEC prior to the combination or significant differences in accounting policies that required elimination or adjustment in the combined financial statements.

                              SPEEDFAM-IPEC, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     SpeedFam-IPEC, Inc., an Illinois corporation, designs, develops, manufactures, markets, and supports chemical mechanical planarization (CMP) systems used in the fabrication of semiconductor devices and other high-throughput, precision surface processing systems. SpeedFam-IPEC's flat surface processing systems are used in the thin film memory disk media, silicon wafer, and general industrial applications markets.

     The Company also markets and distributes polishing liquids (slurries), parts, and consumables used in its customers' manufacturing processes. SpeedFam-IPEC, Inc. owns a 50 percent interest in each of two joint ventures, SpeedFam-IPEC Co., Ltd. (the Far East Joint Venture) and Fujimi Corporation.

  (a) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

     The Company's investments in the common stock of affiliates SpeedFam-IPEC Co., Ltd. (a Japanese corporation, 50% owned) and Fujimi Corporation (an Illinois corporation, 50% owned) are accounted for by the equity method using fiscal years that end April 30 and May 31, respectively.

  (b) Cash and Cash Equivalents and Short-term Investments

     Cash and cash equivalents include deposits in banks and highly liquid investments with original maturities of three months or less at the date of purchase.

     The Company's short-term investments consist of government and corporate debt securities. All of the Company's short-term investments are classified as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

     A decline in market value of any available-for-sale security below cost that is deemed to be other than temporary is considered an impairment of fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

  (c) Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

  (d) Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Depreciation expense was $19,102, $12,436, and $8,952 in fiscal years 1999, 1998, and 1997, respectively. The estimated useful lives of the assets are as follows:

Buildings and improvements.............................  7 to 40 years
Machinery and equipment................................   3 to 5 years
Furniture and fixtures.................................   3 to 5 years
Leasehold improvements.................................  2 to 10 years

                              SPEEDFAM-IPEC, INC.

     Equipment recorded under capital leases is stated at the lower of fair market value or the present value of minimum lease payments at the inception of the lease. Equipment recorded under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.

  (e) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (f) Revenue Recognition

     Sales of the Company's products are recorded upon customer acceptance, or shipment if no customer acceptance is required, at which time title passes to the customer. Customer acceptance refers to the sign off by the customer that the equipment is complete and has passed all tests satisfactory to the customer. Installation of the equipment is generally completed within 30 to 60 days of acceptance. Service revenue is recognized upon completion of the service.

  (g) Installation and Warranty Costs

     Costs to be incurred by the Company related to product installation and warranty fulfillment are accrued at the date of customer acceptance, or shipment if no customer acceptance is required, and are estimated by the Company based on past experience.

  (h) Foreign Currency Translation

     The local currency is the functional currency for all foreign operations. Accordingly, translation gains or losses related to the foreign subsidiaries financial statements are included as a component of stockholders' equity.

  (i) Earnings (Loss) Per Share

     Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assumes the exercise of all options which are dilutive, whether exercisable or not. The dilutive effect of stock options is measured under the treasury stock method.

     The weighted average shares used to calculate basic and diluted earnings per common share for the years ended May 31, 1999, 1998, and 1997 are as follows:

                                                            1999      1998      1997
                                                           ------    ------    ------
Weighted average shares outstanding for basic earnings
  per common share.......................................  28,890    27,469    22,441
Effect of dilutive securities............................      --        --     1,647
                                                           ------    ------    ------
  Weighted average shares outstanding for diluted
     earnings per common share...........................  28,890    27,469    24,088
                                                           ======    ======    ======

                              SPEEDFAM-IPEC, INC.

     In calculating net loss per common share for 1999 and 1998, 375,000 and 1,600 potentially dilutive common shares consisting of stock options, warrants, convertible notes and convertible preferred stock have been excluded because their inclusion would have been anti-dilutive.

  (j) Significant Customers and Concentration of Credit Risk

     Presented below is a summary of net sales to and commissions earned from significant customers as a percentage of total revenue. Net sales to and commissions earned from these customers are from all of the Company's segments.

CUSTOMER                                                 1999    1998
--------                                                 ----    ----
  A....................................................   11%     19%
  B....................................................   11       *
  C....................................................    *       *
  D....................................................    *       *
                                                          ==      ==

---------------
* Less than 10%.

     The Company sells products and services primarily to semiconductor manufacturers, and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. As a result of the economic difficulties within certain Asian countries, the Company has increased sales subject to extended payment terms within this region. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     Presented below is a summary of customers with significant account receivable balances as a percentage of total accounts receivable.

CUSTOMER                                                 1999    1998
--------                                                 ----    ----
  A....................................................    *       *
  B....................................................   22%      *
  C....................................................   11       *
  D....................................................   13       *
                                                          ==      ==

---------------
* Less than 10%.

  (k) Patents, Trademarks, and Goodwill

     Patents and trademarks included in other assets, in the net amount of $6,336 and $6,452 at the end of fiscal years 1999 and 1998, respectively, are amortized on a straight-line basis over 5 to 17 years for patents and five years for trademarks.

     Intangible assets have been allocated among various categories based on their estimated fair value upon acquisition as determined by management or by independent appraisal.

     Goodwill included in other assets, in the net amount of $3,274 and $3,981 at the end of fiscal years 1999 and 1998, respectively, represents the excess cost over the fair value of tangible and intangible assets acquired and is amortized over 10 years using the straight-line method.

                              SPEEDFAM-IPEC, INC.

  (l) Research, Development, and Engineering

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

  (n) Employee Stock Plans

     Effective June 1, 1996, the Company adopted Statement of Financing Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option and stock purchase plans and, accordingly, does not recognize compensation cost. As prescribed by SFAS No. 123, note 17 contains a summary of the pro forma effects on reported net income and earnings per share for 1999, 1998, and 1997 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date.

  (o) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company continually evaluates whether events and circumstances have occurred that indicate the estimated useful life of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. Material factors which may alter the useful life of the asset or lead to a determination that the balance may not be recoverable include effects of new technologies, obsolescence, demand, competition, and other economic factors. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceed the fair value of the assets.

     Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (p) Derivative Financial Instruments

     The Company uses derivative financial instruments to reduce exposure to market risks arising from changes in foreign exchange rates. Derivative financial instruments currently utilized by the Company primarily include foreign currency forward contracts. The Company evaluates and monitors consolidated net exposures by currency and maturity, and external derivative financial instruments correlate with the net exposures in all material respects. Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income when the related assets and liabilities are sold or liquidated. Gains or losses related to hedges of firm commitments are deferred and included in the bases of the transactions when they are completed. Gains or losses on unhedged foreign currency transactions, if any, are included in income as part of cost of sales. Gains and losses on derivative financial instruments which protect the Company from exposure in a particular currency, but do not currently have a designated underlying transaction, are also included in income as part of cost of sales. If a hedged item matures, or is sold, extinguished, terminated, or is related to an anticipated transaction that is no longer likely

                              SPEEDFAM-IPEC, INC.

to take place, the derivative financial instrument is closed and the related gain or loss is included in income as part of cost of sales.

  (q) Comprehensive Income

     Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which established standards to report and display comprehensive income and its components in a full set of general purpose financial statements.

  (r)  Reclassifications

     Certain reclassifications have been made in the fiscal 1998 and fiscal 1997 financial statements to conform to the fiscal 1999 presentation.

(3) MERGER, INTEGRATION, AND RESTRUCTURING COSTS

     In connection with the merger, the Company recorded various merger, integration and restructuring costs. Direct merger costs primarily consist of professional fees, such as investment banking, legal and accounting for services rendered through the date of the merger. The Company recorded integration and restructuring costs for lease terminations, the write-off of duplicative equipment previously used for demonstration purposes, the writedown of inventory and equipment related to product lines that will no longer be supported, and severence costs resulting from workforce reductions.

     The merger of the two companies resulted in the closing of several facilities, the most significant being the former IPEC corporate office and two manufacturing facilities. The IPEC corporate office and one of the manufacturing facilities were vacated as of May 31, 1999. The other manufacturing facility will be vacated in fiscal year 2000. As a result, the Company has accrued lease termination costs for the estimated payments required to be made subsequent to vacating the facilities and has written off leasehold improvements made at these facilities.

     As part of the business strategy developed by the combined entity, certain product lines will no longer be supported. These product lines relate to wafer shaping and measuring applications, and the 372 CMP product line formerly produced by IPEC. Certain equipment and inventory associated with these product lines have been written down to estimated market value. Market value has been determined based on estimated liquidation value. The disposals are expected to occur in fiscal year 2000.

     The severance and other related employee costs provide for the reduction of approximately 90 employment positions resulting from facility closures, and the elimination of duplicate positions or positions no longer necessary due to the streamlining of operations. Notification of the planned severance and the amount of the related benefits was made to employees prior to May 31, 1999.

     The following table summarizes the components of the merger, integration, and restructuring costs.

                                                              FISCAL 1999 ACTIVITY
                                                TOTAL      ---------------------------      ACCRUED
                                              ESTIMATED        CASH           ASSET            AT
                                                COSTS      EXPENDITURES    WRITE-DOWNS    MAY 31, 1999
                                              ---------    ------------    -----------    ------------
Direct merger costs.........................   $ 6,900        3,300              --           3,600
Lease termination costs.....................    16,900           --           2,300          14,600
Demonstration equipment.....................     4,200           --           4,200              --
Discontinued product lines..................    19,400           --          19,300             100
Severance costs.............................     4,700          500              --           4,200
Other costs.................................     1,800          300           1,000             500
                                               -------        -----          ------          ------
                                               $53,900        4,100          26,800          23,000
                                               =======        =====          ======          ======

                              SPEEDFAM-IPEC, INC.

     These costs are classified in the statement of operations for the year ended May 31, 1999 in cost of sales and in selling, general and administrative expenses. The following table summarizes the classification of the merger and integration charges:

Cost of sales............................................    $13,600
Merger, integration and restructuring costs..............     40,300
                                                             -------
                                                             $53,900
                                                             =======

     In the second quarter of fiscal 1997, the Company recorded a pretax nonrecurring charge of $17,601, related to write-downs of inventory of $9,001; write-downs of property, plant, and equipment of $4,100; and the accrual of related noncancelable purchase orders of $4,500 related to the discontinuance of the Avanti 672 program.

     Cash payments related to the merger, integration and restructuring charges are expected to be $12,800 for fiscal year 2000.

(4) SHORT-TERM INVESTMENTS

     In August, 1998 the Company recorded a realized gain of $46 from the sale of tax exempt short-term investments, classified as held-to-maturity securities, with a carrying value of $35,803. The proceeds of $35,849 were re-invested. The Company sold investments originally intended to be held-to-maturity to take advantage of more favorable rates of return available on taxable securities. All of the Company's short-term investments were reclassified as available-for-sale subsequent to the date of sale and are recorded at fair value.

     The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of short-term investments classified as available-for-sale are summarized as follows at May 31, 1999:

                                                                         1999
                                                  --------------------------------------------------
                                                               GROSS         GROSS       APPROXIMATE
                                                             UNREALIZED    UNREALIZED       FAIR
                                                   COST        GAINS         LOSSES         VALUE
                                                  -------    ----------    ----------    -----------
Municipal and state governments.................  $26,439        1            (152)        26,288
Corporate debt securities and other.............   23,833       --            (101)        23,732
                                                  -------        --           ----         ------
                                                  $50,272        1            (253)        50,020
                                                  =======        ==           ====         ======

     The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of short-term investments classified as held-to-maturity are summarized as follows at May 31, 1998:

                                                                        1998
                                                 ---------------------------------------------------
                                                               GROSS         GROSS       APPROXIMATE
                                                             UNREALIZED    UNREALIZED       FAIR
                                                   COST        GAINS         LOSSES         VALUE
                                                 --------    ----------    ----------    -----------
Municipal and state governments................  $ 49,342        46           (13)          49,375
Corporate debt securities and other............    71,525       492           (12)          72,005
                                                 --------       ---           ---          -------
                                                 $120,867       538           (25)         121,380
                                                 ========       ===           ===          =======

                              SPEEDFAM-IPEC, INC.

(5) INVENTORIES

     Inventories at the end of fiscal years 1999 and 1998 are summarized as follows:

                                                            1999       1998
                                                           -------    -------
Raw materials............................................  $48,082     68,846
Work-in-process..........................................   23,428     30,491
Finished goods...........................................    9,234     23,244
                                                           -------    -------
          Total inventories..............................  $80,744    122,581
                                                           =======    =======

(6) PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at the end of fiscal years 1999 and 1998 are summarized as follows:

                                                            1999       1998
                                                          --------    -------
Land....................................................  $  8,547      8,507
Buildings...............................................    40,911     19,248
Machinery and equipment.................................    69,066     73,487
Furniture and fixtures..................................     3,529      4,717
Leasehold improvements..................................     1,607      4,606
Construction in progress................................     2,906      6,167
                                                          --------    -------
                                                           126,566    116,732
Less accumulated depreciation...........................   (37,569)   (29,596)
                                                          --------    -------
  Net property, plant, and equipment....................  $ 88,997     87,136
                                                          ========    =======

(7) ACCRUED LIABILITIES

     Accrued liabilities at the end of fiscal years 1999 and 1998 are summarized as follows:

                                                               1999      1998
                                                              -------   ------
Accrued warranties..........................................  $13,245   12,226
Accrued payroll and benefits................................    6,217    7,070
Accrued merger, integration, and restructuring costs........    9,429       --
Other accrued liabilities...................................   13,873   15,110
                                                              -------   ------
          Total accrued liabilities.........................  $42,764   34,406
                                                              =======   ======

                              SPEEDFAM-IPEC, INC.

(8) INVESTMENTS IN AFFILIATES

     The Company owns a 50% interest in SpeedFam-IPEC Co., Ltd. The Company's equity investment in SpeedFam-IPEC Co., Ltd. was $21,764 and $20,543 in 1999 and 1998, respectively. SpeedFam-IPEC Co., Ltd.'s consolidated financial statements include the accounts of the following subsidiaries:

COMPANY                                                   LOCATION
-------                                                  -----------
SpeedFam Clean Systems Co., Ltd........................     Japan
Saku Seiki Co., Ltd....................................     Japan
SpeedFam-IPEC Taiwan Ltd...............................    Taiwan
SpeedFam-IPEC Korea Ltd................................  South Korea
SpeedFam-IPEC India (Pvt.) Ltd.........................     India
SpeedFam-IPEC (S.E.A.) Pte. Ltd........................   Singapore
SpeedFam-IPEC (Malaysia) SDN BHD.......................   Malaysia

     Significant intercompany balances and transactions have been eliminated. SpeedFam-IPEC Co., Ltd.'s investments in four affiliated Japanese companies, Met-Coil Ltd.; GRT Co., Ltd.; Clean Technology Co., Ltd.; and Xevios Corporation are accounted for by the equity method.

     Condensed consolidated financial statements of SpeedFam-IPEC Co., Ltd. are as follows:

BALANCE SHEETS

                                                                   APRIL 30,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
                                ASSETS
Current assets:
  Cash and short-term investments...........................  $  8,963     13,612
  Trade accounts receivable, net and due from affiliates....    55,670     89,359
  Inventories...............................................    13,445     20,723
  Prepaid expenses and other current assets.................     3,682      4,685
                                                              --------    -------
          Total current assets..............................    81,760    128,379
Property, plant, and equipment, net.........................    36,003     35,763
Other assets................................................    10,759      9,140
                                                              --------    -------
          Total assets......................................  $128,522    173,282
                                                              ========    =======

                              SPEEDFAM-IPEC, INC.

                                                                   APRIL 30,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current portion of long-term
     debt...................................................  $ 26,381     37,779
  Accounts payable..........................................    25,546     58,440
  Accrued expenses..........................................     5,862      6,656
  Income taxes payable......................................        --      3,890
                                                              --------    -------
          Total current liabilities.........................    57,789    106,765
                                                              --------    -------
Long-term debt..............................................    19,607     18,945
Other long-term liabilities.................................     7,599      6,486
                                                              --------    -------
          Total long-term liabilities.......................    27,206     25,431
                                                              --------    -------
Stockholders' equity........................................    43,527     41,086
                                                              --------    -------
          Total liabilities and stockholders' equity........  $128,522    173,282
                                                              ========    =======

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                                          YEARS ENDED APRIL 30,
                                                    ---------------------------------
                                                      1999         1998        1997
                                                    ---------    --------    --------
Net sales.........................................  $ 136,232     221,738     220,281
Costs and operating expenses......................   (135,378)   (210,900)   (198,449)
                                                    ---------    --------    --------
  Earnings before income taxes....................        854      10,838      21,832
Income taxes......................................     (1,332)     (5,041)    (10,250)
                                                    ---------    --------    --------
  Net earnings (loss) before minority interest....       (478)      5,797      11,582
Minority interest.................................        684          66        (569)
                                                    ---------    --------    --------
  Net earnings....................................        206       5,863      11,013
Retained earnings at beginning of year............     41,162      37,049      26,943
Dividends.........................................     (1,042)     (1,750)       (907)
                                                    ---------    --------    --------
  Retained earnings at end of year................  $  40,326      41,162      37,049
                                                    =========    ========    ========

     The following is a summary of SpeedFam-IPEC, Inc. and consolidated subsidiaries' transactions with SpeedFam-IPEC Co., Ltd. and its subsidiaries.

                                                             1999     1998      1997
                                                            ------    -----    ------
Sales to SpeedFam-IPEC Co., Ltd...........................  $  659      924     1,520
                                                            ======    =====    ======
Purchases from SpeedFam-IPEC Co., Ltd.....................  $3,030    6,344     6,146
                                                            ======    =====    ======
Commissions revenue.......................................  $2,217    9,009    12,430
                                                            ======    =====    ======
Commission expense........................................  $4,727    4,433     2,707
                                                            ======    =====    ======

     Net amounts due to SpeedFam-IPEC Co., Ltd. included in the consolidated balance sheets at the end of fiscal years 1999 and 1998 are $4,799 and $3,437, respectively.

                              SPEEDFAM-IPEC, INC.

     The Company owns a 50% interest in Fujimi Corporation. The Company's equity investment in Fujimi Corporation was $3,596 and $3,757 in 1999 and 1998, respectively. Summary financial information relating to Fujimi Corporation is as follows:

BALANCE SHEETS

                                                                 MAY 31,
                                                            -----------------
                                                             1999       1998
                                                            -------    ------
                          ASSETS
Current assets............................................  $11,300    11,063
Other assets..............................................       20        30
                                                            -------    ------
          Total assets....................................  $11,320    11,093
                                                            =======    ======
           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities...............................................  $ 4,127     3,579
Stockholders' equity......................................    7,193     7,514
                                                            -------    ------
          Total liabilities and stockholders' equity......  $11,320    11,093
                                                            =======    ======

STATEMENTS OF EARNINGS

                                                            YEARS ENDED MAY 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    -------    -------
Net sales............................................  $ 22,746     36,767     36,556
Costs and operating expenses.........................   (20,028)   (31,332)   (30,775)
                                                       --------    -------    -------
  Earnings before income taxes.......................     2,718      5,435      5,781
Income taxes.........................................    (1,039)    (2,207)    (2,205)
                                                       --------    -------    -------
  Net earnings.......................................  $  1,679      3,228      3,576
                                                       ========    =======    =======

     The Company received dividends from Fujimi Corporation of $1,000, $1,450, and $100 in fiscal years 1999, 1998, and 1997, respectively. Purchases from Fujimi Corporation approximated $1,790, $2,271, and $1,725 in fiscal years 1999, 1998, and 1997, respectively. Amounts due to Fujimi Corporation included in the consolidated balance sheets at the end of fiscal years 1999 and 1998 are $6 and $199, respectively.

(9) INCOME TAXES

     The Company files consolidated U.S. Federal income tax returns with its domestic subsidiaries. Operations in the United Kingdom and Germany file local income tax returns. Earnings (losses) from consolidated companies before income taxes are as follows:

                                                           1999       1998      1997
                                                         ---------    -----    ------
U.S. ..................................................  $(146,438)   3,942    10,475
Non-U.S. ..............................................      1,816    2,406     2,580
                                                         ---------    -----    ------
          Total........................................  $(144,622)   6,348    13,055
                                                         =========    =====    ======

                              SPEEDFAM-IPEC, INC.

     Income tax expense (benefit) is included in the statements of operations as follows:

                                                           1999       1998      1997
                                                          -------    ------    ------
Continuing operations...................................  $(3,931)   29,584     5,086
Discontinued operations.................................       --        --    (7,076)
                                                          -------    ------    ------
          Total.........................................  $(3,931)   29,584    (1,990)
                                                          =======    ======    ======

     Income tax expense (benefit) related to continuing operations is as follows:

                                                           1999       1998      1997
                                                          -------    ------    ------
Current:
  U.S. Federal..........................................  $    --     2,348     6,673
  State.................................................       22     1,080     2,300
  Non-U.S. .............................................      710       640     1,025
                                                          -------    ------    ------
                                                              732     4,068     9,498
                                                          -------    ------    ------
Deferred:
  U.S. Federal and state................................   (4,622)   25,366    (4,165)
  Non-U.S. .............................................      (41)      150      (747)
                                                          -------    ------    ------
                                                           (4,663)   25,516    (4,912)
                                                          -------    ------    ------
          Income tax expense............................  $(3,931)   29,584     5,086
                                                          =======    ======    ======

     The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) at the end of fiscal years 1999 and 1998 are attributable to:

                                                            1999       1998
                                                          --------    -------
Deferred tax assets:
  Financial valuation accounts..........................  $ 18,655      8,133
  Expenses not currently deductible.....................     2,017        404
  Merger, integration, and restructuring................    21,421      5,065
  Net operating loss carryforwards and tax credits......    55,096     32,554
  Other.................................................       906      1,938
                                                          --------    -------
                                                            98,095     48,094
  Valuation allowance...................................   (91,564)   (40,019)
                                                          --------    -------
                                                             6,531      8,075
Deferred tax liabilities:
  Depreciation and amortization differences.............    (6,542)    (5,756)
                                                          --------    -------
     Net deferred tax asset (liability).................  $    (11)     2,319
                                                          ========    =======

     The net deferred tax asset (liability) has been recorded on the balance sheet as follows:

                                                              1999     1998
                                                              ----    ------
Current deferred tax asset..................................  $ --     3,339
Long-term deferred tax liability............................   (11)   (1,020)
                                                              ----    ------
                                                              $(11)    2,319
                                                              ====    ======

                              SPEEDFAM-IPEC, INC.

     The Company has in excess of $100,000 of Federal net operating loss carryforwards at May 31, 1999 which expire between 2000 and 2019. The Company also has $5,000 of Federal research and development tax credit carryforwards available. These carryforwards begin to expire in 2011.

     The valuation allowance for deferred taxes was increased by $51,500 and $32,200 during the years ended May 31, 1999 and 1998, respectively. A valuation allowance is required to be recorded against deferred tax assets that are not likely to be realized. This determination is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Significant negative results of the fourth quarter of fiscal year 1999, including a decline in sales and backlog, were due to the downturn in the semiconductor industry, Asian economic situation, and market share erosion due to increased competition in the sales of CMP systems to semi-conductor manufacturers. The industry instability changed the assumptions used to predict future projected results of the Company. These circumstances combined with two consecutive years of operating losses as of May 31, 1999 caused a change in judgment about the realization of the deferred tax assets. As a result, the Company is unable to predict the level of future sales and ability to generate income under these circumstances. The Company has established a full valuation allowance against all of its deferred tax assets. The Company will recognize future benefits only as reassessment demonstrates that the deferred tax assets are realizable. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits attributable to the deferred tax assets will be recorded in the future as a reduction of the Company's income tax expense.

     A reconciliation between the Company's effective tax rate and the expected tax rate on earnings before income taxes is as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Expected income tax rate....................................  (34)%    34%     35%
Dividend income from affiliates.............................   --       2       2
State taxes, net of U.S. Federal tax benefit................   (6)     12      12
Foreign sales corporation...................................   --     (19)     (2)
Research and development tax credit.........................   (2)     --     (10)
Tax exempt investment securities............................   --     (17)     (3)
Meals and entertainment.....................................   --       4      --
Non-deductible expenses, including purchased research and
  development and amortization of goodwill..................    1      38       5
Change in allowance.........................................   36     391      --
Stock option compensation...................................   --      21      --
Other.......................................................    2      --      --
                                                              ---     ---     ---
  Effective income tax rate.................................   (3)%   466%     39%
                                                              ===     ===     ===

     No provision is made for income taxes on undistributed earnings of wholly owned non-U.S. subsidiaries and SpeedFam-IPEC Co., Ltd., because it is the Company's present intention to reinvest substantially all the earnings of these operations. At the end of fiscal year 1999, there was approximately $27,102 of accumulated undistributed earnings of those operations. It is not practical for the Company to compute the amount of unrecognized deferred tax liability on the undistributed earnings.

(10) DISCONTINUED OPERATIONS

     In the second quarter of fiscal 1997, the Company announced its decision to focus its resources on manufacturing CMP and CMP related equipment. As a result of this decision, the Company adopted a plan for the disposition by sale or closure of IPEC Clean in calendar 1997.

                              SPEEDFAM-IPEC, INC.

     IPEC Clean has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Revenue, related losses, and income taxes associated with the discontinued operations are as follows:

                                                              FISCAL
                                                               1997
                                                             --------
Revenue....................................................  $ 4,609
                                                             -------
Loss from discontinued operations before taxes.............   (5,495)
Income tax benefit.........................................   (1,881)
                                                             -------
  Loss from discontinued operations, net of taxes..........  $(3,614)
                                                             =======

     The effective income tax benefit for discontinued operations differs from the Company's effective tax rate primarily as a result of nondeductible amortization of intangible assets.

     The Company recorded a pretax charge of $27,200 to write down intangible assets, accounts receivable, inventory, equipment, and other assets to estimated net realizable value and to record additional liabilities in the second quarter of fiscal 1997. A charge of $2,945 was also recorded to reflect the estimated phase out costs and losses from operations associated with IPEC Clean until disposition. The tax benefit associated with these charges was $5,195.

     Following the decision to dispose of IPEC Clean in calendar 1997, the Company entered into negotiations to sell its remaining assets. The deteriorating business climate in the Pacific Rim resulted in customers delaying expected purchases from IPEC Clean and the Company was unable to consummate a sale. The Company closed IPEC Clean in the third quarter of fiscal 1998. A charge of $10,578 to write down accounts receivable, inventory, equipment, and other assets to liquidation value and to record additional liabilities was recorded in fiscal 1998.

(11) REVOLVING CREDIT FACILITY

     On October 31, 1996, SpeedFam-IPEC Limited in the United Kingdom, a wholly owned subsidiary of the Company., entered into a L950 ($1,587) multi-currency revolving line of credit with the London branch of a U.S. bank. The revolving line of credit is secured by property and equipment of the subsidiary and is payable on demand. If the line of credit is utilized, interest will accrue on the outstanding balance at 2.0% above the bank's base rate (7.25% at April 30, 1999 and 1998). As of April 30, 1999 and 1998, no amounts were outstanding on this credit facility.

(12) LONG-TERM DEBT

     Long-term debt at May 31, 1999 and 1998 consists of the following:

                                                                MAY 31,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
Convertible subordinated notes..........................  $115,000    115,000
Term loan payable.......................................        --        248
Notes payable...........................................        --        395
Capital lease obligations, interest rates ranging from
  8.7% to 9.88%.........................................     2,404      3,238
                                                          --------    -------
                                                           117,404    118,881
Less current portion....................................     1,275      1,803
                                                          --------    -------
  Long term debt, net of current portion................  $116,129    117,078
                                                          ========    =======

                              SPEEDFAM-IPEC, INC.

     The Company entered into a loan agreement in April 1996 with a bank. Under the terms of the agreement, as modified, the Company received a $10,000 term loan. This loan was paid in full during fiscal 1998 with the proceeds from a private placement.

     The Company completed a private placement in the first quarter of fiscal 1998 of $115,000 Convertible Subordinated Notes due in 2004 bearing interest at a rate of 6.25% (Notes). The Notes were subsequently registered with the Securities and Exchange Commission in fiscal 1998. Interest is payable semi-annually in March and September. The Notes are subordinated to all existing and future senior indebtedness and effectively subordinated to all liabilities, including trade payables and lease obligations of the Company and its subsidiaries. The Notes can be converted after ninety days from the original issuance into the Company's common stock at a conversion price of $54.93 per share. The Notes are not redeemable by the Company prior to September 20, 2000. Debt issuance costs of $3,800 million incurred in connection with the issuance have been included in other assets and are being amortized over seven years.

     The Company had a term loan payable in monthly installments of $26 (including interest at a fixed rate of 9.25%) beginning April 1, 1994 for five years. The remaining balance was repaid during fiscal year 1999.

     The Company issued a $3,200 promissory note to the former owner of an acquired company. The note bears interest at a rate of 5.58% per year and principal and interest are payable in monthly installments. Remaining amounts due on the note were paid during fiscal year 1999.

     The Company entered into lease financing arrangements for certain equipment that expire at various dates through December 2001.

     The future maturities of long-term debt as of May 31, 1999 are as follows:

                   YEARS ENDING MAY 31,                      AMOUNT
                   --------------------                     --------
2000......................................................     1,275
2001......................................................       970
2002......................................................       146
2003......................................................        13
2004......................................................   115,000
                                                            --------
          Total...........................................  $117,404
                                                            ========

(13) STOCKHOLDERS' EQUITY

  Common Stock

     In February 1997, the Company completed a public offering of common stock. The Company issued 2,500,000 shares of common stock and received proceeds of $77,673, net of underwriters' discounts and commissions and offering expenses.

     In October 1997, the Company completed a public offering of common stock. The Company issued 2,327,000 shares of common stock and received proceeds of $116,704, net of underwriters' discounts and commissions and offering expenses.

  Preferred Stock

     The holders of Series B preferred stock were entitled to an annual cumulative dividend amounting to $5.59 per share, payable semiannually on December 31 and June 30, commencing June 30, 1994. Each share of the Series B-1 preferred stock, Series B-2 preferred stock, and Series B-3 preferred stock was convertible into 8.90, 8.10, and 10.65 shares of common stock, respectively. During fiscal 1997, 14 shares of Series B-1, B-2, and B-3 preferred stock were converted into 141 shares of common stock and in fiscal 1998, .14 shares of

                              SPEEDFAM-IPEC, INC.

Series B-1 preferred stock were converted into 1 share of common stock. During fiscal 1997, 5,370 shares of Series B-1 preferred stock were released from escrow to the selling stockholders (including a director) of a business acquired by the Company upon settlement of the purchase price of the acquired business. In accordance with the escrow settlement, the remaining 5,369 shares of the Series B-1 preferred stock held in escrow were retired.

     The Company completed a $25.0 million equity financing in fiscal 1997. The Company sold 100 shares of newly issued Series C convertible preferred stock. On February 25, 1997 all shares of Series C convertible preferred stock were converted into 879,662 shares of common stock.

     In connection with the issuance of the Series C convertible preferred stock, warrants were issued to acquire up to 338,210 shares of the Company's common stock. These warrants may generally be exercised from and after June 16, 1998 until December 16, 2002 at an exercise price of $34.61 per share.

     At the merger date, all remaining IPEC preferred stock was converted into SpeedFam-IPEC, Inc. common stock.

  Class A Common Stock

     Each share of Class A common stock was entitled to four votes and was convertible into one share of the Company's common stock. Each share of common stock is entitled to one vote. At the merger date, each share of IPEC Class A common stock was converted into .71 shares of SpeedFam-IPEC, Inc. common stock.

  Warrants

     The following summarizes warrant activity:

                                                  COMMON      COMMON      COMMON
                                                   (A)         (B)         (C)        TOTAL
                                                 --------    --------    --------    -------
Exercise price...............................    $  41.20    $  20.65    $  34.61         --
Expiration...................................    12/26/00    12/31/99    12/16/02         --
Outstanding at June 30, 1998 and 1999........       7,100     177,500     338,210    522,810
                                                 ========    ========    ========    =======

---------------
(a) These warrants were issued in connection with services provided during an acquisition and were assigned a value of $100.

(b) These warrants were issued in connection with an agreement to accelerate planned orders from a significant customer and were assigned a value of $1,100.

(c) These warrants were issued in connection with the Series C convertible preferred stock and were assigned a value of $4,800.

(14) COMMITMENTS AND CONTINGENCIES

     The Company is subject to lawsuits and other claims arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company's financial position or results of operations.

     The Company completed an $18,700 sale/leaseback transaction of its IPEC Planar manufacturing and administrative facility in the second quarter of fiscal 1997. The Company leased back the facility for an initial fifteen-year term with two five-year renewal options. Proceeds from the transaction were used to repay a $10,000 term loan with a bank. Annual rental payments will vary but will range between $2,100 and $2,400 over the next four years. This facility is no longer occupied by the Company as a result of the merger although the Company is still obligated to perform in accordance with the lease terms.

                              SPEEDFAM-IPEC, INC.

     The Company and its subsidiaries occupy certain manufacturing and office facilities and use certain equipment under noncancelable operating leases. Rental expense aggregated, including the IPEC Planar manufacturing and administrative facility, approximately $6,243, $5,035, and $3,835 in fiscal years 1999, 1998, and 1997, respectively.

     Future minimum lease payments for all noncancelable operating leases having remaining terms in excess of one year at the end of fiscal year 1999 are as follows:

FISCAL YEAR                                                  AMOUNT
-----------                                                  -------
2000.......................................................  $ 5,213
2001.......................................................    4,068
2002.......................................................    3,524
2003.......................................................    3,281
2004 and thereafter........................................   23,526
                                                             -------
          Total............................................  $39,612
                                                             =======

(15) FORWARD EXCHANGE CONTRACTS

     The notional amounts of foreign exchange contracts as of May 31, 1999 and 1998 were as follows:

                                                               1999     1998
                                                              ------    -----
Forward exchange contracts to buy foreign currency..........  $1,862    2,833
                                                              ======    =====
Forward exchange contracts to sell foreign currency.........  $4,390    1,637
                                                              ======    =====

     All currency forward contracts outstanding at May 31, 1999 have maturities of less than one year and are primarily to buy or sell Japanese yen in exchange for U.S. dollars. Management believes that these contracts should not subject the Company to undue risk from foreign exchange movements, because gains and losses on these contracts generally offset gains and losses on the assets, liabilities, and transactions being hedged.

(16) EMPLOYEE BENEFITS

     The Company maintains defined-contribution savings and profit-sharing plans for its employees. The plans cover certain employees who meet length of service requirements. Expenses under the plans, determined by the Company's Board of Directors, aggregated $1,020, $843, and $2,836 in fiscal years 1999, 1998, and 1997, respectively.

     The Company granted to an officer 50 shares of common stock which vest monthly from September 1997 through February 2000. The Company deferred the related compensation of $1.3 million and is amortizing the cost over the vesting period. In 1999 and 1998, $896 and $448 was recorded as compensation expense, respectively. At the merger date, all unvested shares became fully vested.

     SpeedFam's 1995 Employee Stock Purchase Plan qualifies under Section 423 of the Internal Revenue Code and the Company has reserved 1,000 shares of common stock for issuance under the plan.

     IPEC's 1994 Employee Stock Purchase qualifies under Section 423 of the Internal Revenue Code. Payroll deductions for the purchase of stock may not exceed 10% of an employee's base compensation or $25 thousand. The maximum number of shares that may be issued under this plan is 1,000. This plan was terminated as a result of the merger effective on the date of the merger.

     The employee stock purchase plans provide that eligible employees may purchase stock at 85% of its fair value on specified dates. Under the plans, the Company sold 198, 150, and 135 shares in fiscal years 1999, 1998, and 1997, respectively.

                              SPEEDFAM-IPEC, INC.

(17) STOCK OPTION PLANS

     The Company grants options to employees under the 1991 Employee Incentive Stock Option Plan and the 1995 Stock Plan for Employees and Directors of the Company. Under the plans, options may be granted to purchase up to 4,800 shares of the Company's authorized but unissued common stock. Prior to fiscal year 1995, stock options were granted at 100% to 110% of the value of the Company's common stock as determined by an established formula. In fiscal year 1995, stock options were granted at 100% to 110% of the fair value of the Company's common stock as determined by an independent appraiser. Subsequent to fiscal year 1995 stock options are granted at a price not less than the fair market value on the date of grant. The stock options vest over five years (i.e., 20% each year) with the exception of 164 stock options issued in 1992, which vested immediately. The stock options expire 10 years after the grant date, except for 71 stock options which expire five years after the grant date.

     The Company's 1992 Stock Option Plan (the "Option Plan") provides for the issuance of incentive stock options and non-qualified stock options to purchase up to 3,728 shares of common stock to employees, directors and consultants. The grants vest over periods ranging up to five years. Under the Option Plan, options may be granted to purchase shares of the Company's common stock at not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.

     The following table summarizes option activity and related information:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                                  EXERCISE
                                                   OPTIONS     PRICE PER SHARE     PRICE
                                                  ---------    ---------------    --------
Balance at May 31, 1997.........................  3,435,382     $2.04 - 40.49      19.03
  Granted.......................................  1,127,550     16.20 - 59.00      29.41
  Exercised.....................................   (447,793)     2.04 - 37.86      12.57
  Canceled or expired...........................   (203,181)     2.04 - 56.50      23.98
                                                  ---------     -------------      -----
Balance at May 31, 1998.........................  3,911,958      2.04 - 59.00      20.34
  Granted.......................................    758,086      8.70 - 16.38      11.93
  Exercised.....................................   (222,290)     2.04 - 15.32       2.80
  Canceled or expired...........................   (508,347)     5.83 - 56.25      27.98
                                                  ---------     -------------      -----
Balance at May 31, 1999.........................  3,939,407     $2.04 - 59.00      20.29
                                                  =========     =============      =====

                              SPEEDFAM-IPEC, INC.

     The following table summarizes information about stock options outstanding at May 31, 1999:

                                    WEIGHTED AVERAGE
                      OPTIONS          REMAINING                              OPTIONS
   RANGE OF         OUTSTANDING     CONTRACTUAL LIFE   WEIGHTED-AVERAGE     EXERCISABLE     WEIGHTED-AVERAGE
EXERCISE PRICES   AT MAY 31, 1999       (YEARS)         EXERCISE PRICE    AT MAY 31, 1999    EXERCISE PRICE
---------------   ---------------   ----------------   ----------------   ---------------   ----------------
$ 2.04 -  5.90         257,217            4.90              $ 3.42             216,399           $ 3.12
$ 5.91 - 11.60         425,060            8.60              $ 9.69             119,390           $ 9.51
$11.81 - 17.70         418,928            9.30              $13.62              56,179           $13.40
$17.71 - 23.60       1,998,518            8.10              $19.69             838,055           $19.72
$23.61 - 29.50         172,619            9.60              $26.64              48,737           $27.98
$29.51 - 35.40           6,818            7.90              $30.76               4,438           $30.24
$35.41 - 41.30         616,772            8.90              $36.91             197,523           $36.93
$41.31 - 47.20          15,925            9.30              $45.03               3,167           $44.17
$47.21 - 53.10             800            8.30              $51.00                 160           $51.00
$53.11 - 59.00          26,750            6.50              $55.48              10,150           $55.84
                     ---------            ----              ------           ---------           ------
$ 2.04 - 59.00       3,939,407            8.30              $20.29           1,494,198           $19.14
==============       =========            ====              ======           =========           ======

     On August 16, 1996, the Board of Directors of the Company approved a repricing of options granted after January 20, 1995, and prior to August 16, 1996, with an exercise price exceeding $19.55 per share. Employees, officers and directors holding options granted with an exercise price exceeding $19.55 per share, who were active in their respective positions on August 15, 1996, could elect to keep their options to buy common stock at the original grant price or reprice their options to $19.55 per share, the fair market value of the common stock on August 16, 1996. If the option holder elected to reprice the options to $19.55 per share, the vesting commencement date was extended by periods ranging from one to thirteen months. Options for 1,581 shares were repriced.

     As permitted under SFAS No. 123, the Company has elected to follow APB No. 25 in accounting for stock-based awards to employees. Accordingly, no compensation cost has been recognized for the stock option and stock purchase plans. Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                      1999         1998        1997
                                                    ---------    --------    --------
Net loss attributable to common stockholders as
  reported........................................  $(139,949)    (29,640)    (13,811)
Pro forma net loss attributable to common
  stockholders....................................   (148,630)    (43,681)    (30,165)
Basic loss per share as reported..................      (4.84)      (1.08)       (.61)
Basic pro forma loss per share....................      (5.14)      (1.59)      (1.34)
Diluted loss per share as reported................      (4.84)      (1.08)       (.57)
Diluted pro forma loss per share..................      (5.14)      (1.59)      (1.25)

     The pro forma net loss amounts presented above do not reflect the full impact of calculating compensation cost for options because compensation cost is reflected over the options vesting period of up to five years, and compensation cost for options granted prior to June 1, 1995 is not considered.

     In calculating pro forma compensation, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for grants made in fiscal years 1999, 1998, and 1997.

                              SPEEDFAM-IPEC, INC.

                                                        1999      1998         1997
                                                        ----    ---------    ---------
Dividend yield........................................  None         None         None
Expected volatility...................................    66%       61-90%       56-90%
Risk-free interest rate...............................  5.63    5.53-6.25    6.25-6.35
Expected lives........................................     3            3            3
                                                        ====    =========    =========

     The weighted average fair value of options granted during the year was $5.38 per share, $15.96 per share, and $13.56 per share for fiscal years 1999, 1998, and 1997, respectively.

(18) BUSINESS SEGMENT INFORMATION

     The Company classifies its products into three core business segments: (i) the CMP Group, which is comprised of the Company's development and production of chemical mechanical planarization systems; (ii) the Surface Technology Group, which is comprised of the development and production of high-throughput precision surface processing equipment used in thin film memory disk media; and
(iii) the Industrial Applications Group, which is comprised of the development and production of high-throughput precision surface processing equipment used in general industrial applications. Information concerning the Company's business segments in fiscal years 1999, 1998, and 1997 is as follows:

                                                        1999        1998       1997
                                                      ---------    -------    -------
Revenue:
  Sales to unaffiliated customers:
     CMP Group......................................  $ 156,441    280,064    213,873
     Surface Technology Group.......................     40,380     71,900     78,909
     Industrial Applications Group..................     13,287     13,295     12,900
                                                      ---------    -------    -------
          Total net sales to unaffiliated
            customers...............................    210,108    365,259    305,682
  Commissions from affiliate:
     Surface Technology Group.......................      2,157      8,319     12,162
     Industrial Applications Group..................         60        690        268
                                                      ---------    -------    -------
          Total revenue.............................  $ 212,325    374,268    318,112
                                                      =========    =======    =======
Segment operating profit (loss):
  CMP Group.........................................  $ (89,527)    18,917     40,114
  Surface Technology Group..........................    (30,429)     6,751     13,263
  Industrial Applications Group.....................      1,186      1,738      2,628
                                                      ---------    -------    -------
          Total segment operating profit (loss).....   (118,770)    27,406     56,005
                                                      ---------    -------    -------
General corporate income (expense)..................    (27,066)   (24,339)   (42,689)
Interest income (expense)...........................      1,214      3,281       (261)
                                                      ---------    -------    -------
  Earnings (loss) from consolidated companies before
     income taxes...................................  $(144,622)     6,348     13,055
                                                      =========    =======    =======
Identifiable assets:
  CMP Group.........................................  $ 209,066    236,683
  Surface Technology Group..........................     23,982     53,519
  Industrial Applications Group.....................     10,168     12,435
  Investments in affiliates.........................     25,360     24,299
  Corporate assets..................................    175,202    248,718
                                                      ---------    -------
          Total identifiable assets.................  $ 443,778    575,653
                                                      =========    =======

                              SPEEDFAM-IPEC, INC.

                                                        1999        1998       1997
                                                      ---------    -------    -------
Capital expenditures:
  CMP Group.........................................  $  29,825     46,675     18,489
  Surface Technology Group..........................        469        295        195
  Industrial Applications Group.....................         45        800         55
  Corporate.........................................      1,022      1,295      2,395
                                                      ---------    -------    -------
          Total capital expenditures................  $  31,361     49,065     21,134
                                                      =========    =======    =======
Depreciation expense:
  CMP Group.........................................  $  16,226      8,709      5,500
  Surface Technology Group..........................      1,250      1,912      1,727
  Industrial Applications Group.....................        321        321        201
  Corporate.........................................      1,305      1,494      1,524
                                                      ---------    -------    -------
          Total depreciation expense................  $  19,102     12,436      8,952
                                                      =========    =======    =======

     Intersegment sales are not material. Segment operating profit represents total revenue less cost of sales and operating expenses, and excludes equity in net earnings of affiliates, general corporate expenses, interest income and expense, and income taxes. Segment identifiable assets are those assets employed in each segment's operation. Corporate assets consist primarily of cash and cash equivalents, and investments.

     Information regarding the Company's operations in the United States and internationally is presented below:

                                                         1999       1998       1997
                                                       --------    -------    -------
Third party sales (by location of customer):
  United States......................................  $131,376    245,779    233,948
  Europe.............................................    26,851     62,065     41,970
  Asia...............................................    49,643     59,318     38,607
  Other..............................................     4,455      7,106      3,587
                                                       --------    -------    -------
     Consolidated sales..............................  $212,325    374,268    318,112
                                                       ========    =======    =======
Long-lived assets:
  United States......................................  $128,917    127,212
  Europe.............................................       496        596
                                                       --------    -------
     Consolidated long-lived assets..................  $129,413    127,808
                                                       ========    =======

                              SPEEDFAM-IPEC, INC.

(19) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Following is a summary of unaudited quarterly information:

                                                      FIRST      SECOND      THIRD     FOURTH
                                                     QUARTER     QUARTER    QUARTER    QUARTER
                                                     --------    -------    -------    -------
Year ended May 31, 1998:
  Total revenue....................................  $105,121    114,407     89,694     65,046
                                                     ========    =======    =======    =======
  Gross margin.....................................  $ 45,212     51,056     34,052     12,616
                                                     ========    =======    =======    =======
  Net earnings (loss)..............................  $ 10,248      5,907      2,678    (48,229)
                                                     ========    =======    =======    =======
  Net earnings (loss) attributable to common
     stockholders..................................  $ 10,187      5,846      2,617    (48,290)
  Basic earnings (loss) per share..................  $   0.39       0.22       0.09      (1.69)
                                                     ========    =======    =======    =======
  Diluted earnings (loss) per share................  $   0.36       0.20       0.09      (1.69)
                                                     ========    =======    =======    =======
Year ended May 31, 1999:
  Total revenue....................................  $ 64,468     47,748     51,523     48,586
                                                     ========    =======    =======    =======
  Gross margin.....................................  $ 21,620     11,635     13,577    (16,970)
                                                     ========    =======    =======    =======
  Net loss attributable to common stockholders.....  $ (7,310)   (17,000)   (15,729)   (99,910)
  Basic loss per share.............................  $  (0.25)     (0.59)     (0.54)     (3.42)
                                                     ========    =======    =======    =======
  Diluted loss per share...........................  $  (0.25)     (0.59)     (0.54)     (3.42)
                                                     ========    =======    =======    =======

     The loss recorded by the Company in the fourth quarter of fiscal year 1999 includes $53,900 for merger, integration, and restructuring charges.

(20) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments at May 31, 1999 and 1998 include cash equivalents, short-term investments, trade receivables, trade payables, foreign exchange contracts, and long-term debt. The carrying value of cash equivalents, short-term investments, trade receivables, and trade payables approximates fair value because of the short maturity of these instruments. Fair values relating to foreign currency contracts (used for hedging purposes) reflect the estimated net amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts and are not material at May 31, 1999 and 1998. The fair value of the Company's long-term debt is not materially different from its financial statement carrying value. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities.

(21) OTHER INCOME (EXPENSE)

     Other income (expense) consisted of the following for fiscal years 1999, 1998, and 1997:

                                                           1999       1998      1997
                                                          -------    ------    ------
Expenses of canceled public offering....................  $    --        --      (493)
Interest income.........................................    9,691    10,089     1,649
Interest expense........................................   (8,477)   (6,808)   (1,910)
Insurance recovery on damaged shipment..................    2,500        --        --
Miscellaneous, net......................................      582       229      (408)
                                                          -------    ------    ------
                                                          $ 4,296     3,510    (1,162)
                                                          =======    ======    ======

                              SPEEDFAM-IPEC, INC.

(22) OTHER COMPREHENSIVE INCOME

     Changes in accumulated other comprehensive income (loss) are as follows:

                                                            1999      1998      1997
                                                            -----    ------    ------
Foreign currency translation adjustments:
  Balance at beginning of year............................  $(987)    1,582     4,623
  Adjustments for year....................................   1009    (2,569)   (3,041)
                                                            -----    ------    ------
  Balance at end of year..................................     22      (987)    1,582
                                                            =====    ======    ======
Unrealized holding gains on securities:
  Balance at beginning of year............................  $  --        --        --
  Adjustments for year....................................   (252)       --        --
                                                            -----    ------    ------
  Balance at end of year..................................   (252)       --        --
                                                            =====    ======    ======
Total accumulated other comprehensive income (loss):
  Balance at beginning of year............................  $(987)    1,582     4,623
  Adjustments for year....................................    757    (2,569)   (3,041)
                                                            -----    ------    ------
  Balance at end of year..................................   (230)     (987)    1,582
                                                            =====    ======    ======

(23) RELATED PARTY TRANSACTIONS

     The Company had purchases of raw materials and services of approximately $1,314, $6,600, and $7,400 from companies owned by stockholders of the Company during the years ended May 31, 1999, 1998, and 1997, respectively. The Company had payables related to these purchases of $1 and $286 at May 31, 1999 and 1998, respectively.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
SpeedFam-IPEC Co., Ltd.:

     We have audited the accompanying consolidated balance sheets of SpeedFam-IPEC Co., Ltd. and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 1999. These consolidated financial statements are the responsibility of the management of SpeedFam-IPEC Co., Ltd. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpeedFam-IPEC Co., Ltd. and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

June 18, 1999
Chicago, Illinois

                            SPEEDFAM-IPEC CO., LTD.

                          CONSOLIDATED BALANCE SHEETS
                            APRIL 30, 1999 AND 1998
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                1999       1998
                                                              --------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  4,058      8,883
  Short-term investments....................................     4,905      4,729
  Trade accounts and notes receivable, less allowance for
     doubtful accounts of $615 and $910 in 1999 and 1998,
     respectively...........................................    51,959     82,522
  Inventories...............................................    13,445     20,723
  Due from affiliated companies.............................     3,711      6,837
  Refundable income taxes...................................     1,467         --
  Deferred income taxes.....................................     1,445      1,073
  Prepaid expenses and other current assets.................       770      3,612
                                                              --------    -------
     Total current assets...................................    81,760    128,379
Investments in affiliates...................................       840        853
Property, plant, and equipment, net.........................    36,003     35,763
Deferred income taxes.......................................     2,075      2,164
Other assets................................................     7,844      6,123
                                                              --------    -------
                                                              $128,522    173,282
                                                              ========    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $ 22,094     33,075
  Current portion of long-term debt.........................     3,896      4,411
  Current portion of obligations under capital leases.......       391        293
  Accounts payable..........................................    25,546     58,440
  Accrued expenses..........................................     5,862      6,656
  Income taxes payable......................................        --      3,890
                                                              --------    -------
     Total current liabilities..............................    57,789    106,765
                                                              --------    -------
Long-term liabilities:
  Long-term debt............................................    19,607     18,095
  Obligations under capital leases..........................       823        850
  Liability for employee benefits...........................     6,119      5,126
  Minority interest.........................................       657      1,360
                                                              --------    -------
     Total long-term liabilities............................    27,206     25,431
                                                              --------    -------
Stockholders' equity:
  Common stock, $3 par value, 240,000 shares authorized,
     198,000 shares issued and outstanding at April 30, 1999
     and 1998...............................................       664        664
  Retained earnings.........................................    40,326     41,162
  Accumulated other comprehensive income....................     2,537       (740)
                                                              --------    -------
     Total stockholders' equity.............................    43,527     41,086
                                                              --------    -------
     Total liabilities and stockholders' equity.............  $128,522    173,282
                                                              ========    =======

          See accompanying notes to consolidated financial statements.

                            SPEEDFAM-IPEC CO., LTD.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   YEARS ENDED APRIL 30, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------    -------    -------
Net sales...................................................  $136,232    221,738    220,281
Cost of sales...............................................    99,276    165,152    153,508
                                                              --------    -------    -------
Gross margin................................................    36,956     56,586     66,773
Selling, general, and administrative expenses...............    34,626     45,622     45,815
                                                              --------    -------    -------
Operating profit............................................     2,330     10,964     20,958
                                                              --------    -------    -------
Other income (expense):
  Gains (losses) on sales of assets.........................        45       (956)      (222)
  Equity in net earnings (losses) of affiliates.............      (103)       114         48
  Interest income...........................................       604        426        401
  Interest expense..........................................    (1,190)    (1,114)      (751)
  Miscellaneous, net........................................      (832)     1,404      1,398
                                                              --------    -------    -------
                                                                (1,476)      (126)       874
                                                              --------    -------    -------
Earnings before income taxes and minority interest..........       854     10,838     21,832
Income tax expense..........................................     1,332      5,041     10,250
                                                              --------    -------    -------
Earnings (loss) before minority interest....................      (478)     5,797     11,582
Minority interest...........................................       684         66       (569)
                                                              --------    -------    -------
Net earnings................................................  $    206      5,863     11,013
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                            SPEEDFAM-IPEC CO., LTD.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                   YEARS ENDED APRIL 30, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                           ACCUMULATED
                                                                              OTHER
                                                    COMMON    RETAINED    COMPREHENSIVE
                                                    STOCK     EARNINGS    INCOME (LOSS)    TOTAL
                                                    ------    --------    -------------    ------
BALANCE AT APRIL 30, 1996.........................   $664      26,943         9,484        37,091
                                                                                           ------
Comprehensive income
  Net earnings....................................     --      11,013            --        11,013
  Foreign currency translation adjustments........     --          --        (6,529)       (6,529)
  Unrealized gains on securities..................     --          --            58            58
                                                                                           ------
Total comprehensive income........................                                          4,542
                                                                                           ------
Cash dividends....................................     --        (907)           --          (907)
                                                     ----      ------        ------        ------
BALANCE AT APRIL 30, 1997.........................    664      37,049         3,013        40,726
                                                                                           ------
Comprehensive income
  Net earnings....................................     --       5,863            --         5,863
  Foreign currency translation adjustments........     --          --        (3,661)       (3,661)
  Unrealized losses on securities.................     --          --           (92)          (92)
                                                                                           ------
Total comprehensive income........................                                          2,110
                                                                                           ------
Cash dividends....................................     --      (1,750)           --        (1,750)
                                                     ----      ------        ------        ------
BALANCE AT APRIL 30, 1998.........................    664      41,162          (740)       41,086
                                                                                           ------
Comprehensive income
  Net earnings....................................     --         206            --           206
  Foreign currency translation adjustments........     --          --         3,185         3,185
  Unrealized gains on securities..................     --          --            92            92
                                                                                           ------
Total comprehensive income........................                                          3,483
                                                                                           ------
Cash dividends....................................     --      (1,042)           --        (1,042)
                                                     ----      ------        ------        ------
BALANCE AT APRIL 30, 1999.........................   $664      40,326         2,537        43,527
                                                     ====      ======        ======        ======

          See accompanying notes to consolidated financial statements.

                            SPEEDFAM-IPEC CO., LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED APRIL 30, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1998       1997       1996
                                                              --------    -------    -------
Cash flows from operating activities:
  Net earnings..............................................  $    206      5,863     11,013
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Equity in net (earnings) losses of affiliates..........       103       (114)       (48)
     Depreciation and amortization..........................     5,122      5,338      3,699
     Deferred income tax expense (benefit)..................         5     (1,211)      (810)
     Losses (gains) on sales of assets......................       (45)       956        222
     Other, net.............................................       142        165        291
     Changes in net assets and liabilities:
       Trade accounts and notes receivable and due from
          affiliates........................................    40,375    (16,949)   (29,579)
       Inventories..........................................     8,863      3,334     (9,288)
       Prepaid expenses and other assets....................       452     (2,389)    (1,679)
       Accounts payable.....................................   (36,885)    (3,597)    27,212
       Accrued expenses and other liabilities...............    (1,817)    (2,391)     6,441
       Income taxes, net....................................    (3,895)    (1,585)    (2,053)
                                                              --------    -------    -------
          Net cash provided by (used in) operating
            activities......................................    12,626    (12,580)     5,421
                                                              --------    -------    -------
Cash flows from investing activities:
  Capital expenditures......................................    (1,642)   (14,351)   (18,135)
  Proceeds from sales of assets.............................        74        572        454
  Other investing activities................................       (16)    (2,503)       303
                                                              --------    -------    -------
          Net cash used in investing activities.............    (1,584)   (16,282)   (17,378)
                                                              --------    -------    -------
Cash flows from financing activities:
  Dividends paid............................................    (1,042)    (1,750)      (907)
  Short-term borrowings, net................................   (13,793)    23,086      5,876
  Principal payments under capital lease obligations........       (39)       546       (128)
  Proceeds from long-term debt..............................     6,131     13,866      8,226
  Principal payments on long-term borrowings................    (7,583)    (3,909)    (3,350)
                                                              --------    -------    -------
          Net cash provided by (used in) financing
            activities......................................   (16,326)    31,839      9,717
                                                              --------    -------    -------
Effect of foreign currency rate changes on cash.............       459     (1,191)    (1,656)
                                                              --------    -------    -------
          Net increase (decrease) in cash and cash
            equivalents.....................................    (4,825)     1,786     (3,896)
Cash and cash equivalents at beginning of year..............     8,883      7,097     10,993
                                                              --------    -------    -------
Cash and cash equivalents at end of year....................  $  4,058      8,883      7,097
                                                              ========    =======    =======
Supplemental cash flow information:
  Cash paid during the year for:
     Interest...............................................  $  1,003      1,135        813
                                                              ========    =======    =======
     Income taxes...........................................  $  6,322      8,043     12,794
                                                              ========    =======    =======
  Capital lease obligation increase during the period.......  $    263        528      1,034
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                            SPEEDFAM-IPEC CO., LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            APRIL 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     SpeedFam-IPEC Co., Ltd. (the Company), formerly SpeedFam Co., Ltd., was incorporated in 1971 as a joint venture owned equally by two corporate shareholders, Obara Corporation, a Japanese company, and SpeedFam-IPEC, Inc., formerly SpeedFam International, Inc., a U.S. company. The Company changed its name after the merger of SpeedFam International, Inc. and Integrated Process Equipment Corp., Inc. effective in April, 1999.

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

  (b) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and the following subsidiaries:

                                             PERCENTAGE
                                                 OF                            FISCAL
SUBSIDIARIES                                 OWNERSHIP        LOCATION        YEAR END
------------                                 ----------      -----------      --------
SpeedFam Clean Systems Co., Ltd. ..........     67.50%(*)          Japan      March 31
Saku Seiki Co., Ltd. ......................     74.38(**)          Japan      March 31
SpeedFam-IPEC Taiwan Ltd. .................    100.00             Taiwan      March 31
SpeedFam-IPEC Korea Ltd. ..................    100.00        South Korea      March 31
SpeedFam-IPEC India (Pvt.) Ltd. ...........     82.00              India      March 31
SpeedFam (Malaysia) SDN BHD................    100.00           Malaysia      March 31
SpeedFam-IPEC (S.E.A.) Pte. Ltd. ..........    100.00          Singapore      March 31

---------------
(*)  62.50% (1998) and 61.25% (1997)

(**) 74.38% (1998) and 53.54% (1997)

     All significant intercompany balances and transactions have been eliminated. The Company's fiscal year ends on April 30.

     The Company's investments in the common stock of affiliates, Met Coil Ltd. (50% owned); GRT Co. Ltd. (23.08% owned); and Xevios Corporation (50% owned), are accounted for by the equity method.

     The investment in Clean Technology Co. Ltd., a 27.5% owned affiliate of SpeedFam Clean Systems Co., Ltd., and 22.5% owned directly by the Company, is also accounted for by the equity method.

                            SPEEDFAM-IPEC CO., LTD.

  (c) Cash and Cash Equivalents

     Cash and cash equivalents include deposits in banks and highly liquid short-term investments with original maturities of three months or less. These highly liquid short-term investments are carried at cost which approximates market.

  (d) Investments

     The Company classifies its investments in debt and equity securities into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

  (e) Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation is provided on the declining balance method over the estimated useful lives of the assets. Depreciation expense was $5,014, $5,256 and $3,542 in fiscal years 1999, 1998, and 1997, respectively. The estimated useful lives of the assets are as follows:

Buildings and improvements..................................  3 to 60 years
Machinery and equipment.....................................  3 to 13 years
Furniture and fixtures......................................  2 to 20 years
Leasehold improvements......................................        2 years
                                                              =============

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

                            SPEEDFAM-IPEC CO., LTD.

  (h) Revenue Recognition

     Sales of the Company's products are recorded upon shipment.

  (i) Warranty Costs

     Generally, the Company provides a one-year warranty against manufacturer's defects on all machines sold. Provision for warranty expense is provided based upon an estimate derived from historical experience factors.

  (j) Foreign Currency Translation

     The local currency is the functional currency for all non-Japan operations. Accordingly, translation gains or losses related to the non-Japan subsidiary's financial statements are included as a component of stockholders' equity.

  (k) Significant Customer

     The Company had sales to a Japanese company that amounted to approximately 10.3%, 20.3%, and 12.5% of net sales in fiscal years 1999, 1998, and 1997, respectively.

  (l) Research and Development

     Research and development expense amounted to approximately $7,379, $7,481, and $11,488 in fiscal years 1999, 1998, and 1997, respectively. Such expenditures are expensed as incurred.

  (m) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (n) Reclassifications

     Certain amounts in the fiscal year 1998 and 1997 financial statements have been reclassified to conform with the fiscal year 1999 financial statement presentation.

  (o) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company continually evaluates whether events and circumstances have occurred that indicate the estimated useful life of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. Material factors which may alter the useful life of the asset or lead to a determination that the balance may not be recoverable include effects of new technologies, obsolescence, demand, competition, and other economic factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

     Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                            SPEEDFAM-IPEC CO., LTD.

  (p) Comprehensive Income

     Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which established standards to report and display comprehensive income and its components in a full set of general purpose financial statements.

(2) INVENTORIES

     Inventories at the end of fiscal years 1999 and 1998 are summarized as follows:

                                                             1999       1998
                                                            -------    ------
Raw materials.............................................  $ 1,270     1,001
Work-in-process...........................................    9,250    13,788
Finished goods............................................    2,925     5,934
                                                            -------    ------
     Total inventories....................................  $13,445    20,723
                                                            =======    ======

(3) INVESTMENTS

     Investments at the end of fiscal years 1999 and 1998 are summarized as follows:

                                                               1999     1998
                                                              ------    -----
Held-to-maturity debt securities, at amortized cost.........  $   96      111
Time deposits...............................................   4,809    4,618
                                                              ------    -----
     Total short-term investments...........................   4,905    4,729
                                                              ------    -----
Available-for-sale equity securities, at fair value.........     864      582
Held-to-maturity debt securities, at amortized cost.........      29       --
                                                              ------    -----
     Total investments, included in other assets............     893      582
                                                              ------    -----
     Total investments......................................  $5,798    5,311
                                                              ======    =====

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale and held-to-maturity securities at the end of fiscal years 1999 and 1998 are as follows:

                                                              GROSS         GROSS
                                                            UNREALIZED    UNREALIZED
                                               AMORTIZED     HOLDING       HOLDING      FAIR
                                                 COST         GAINS         LOSSES      VALUE
                                               ---------    ----------    ----------    -----
1999:
  Available-for-sale equity securities.......    $526          393           (55)        864
  Held-to-maturity debt securities...........     125           --            --         125
1998:
  Available-for-sale equity securities.......     445          194           (57)        582
  Held-to-maturity debt securities...........    $111           --            --         111
                                                 ====          ===           ===         ===

     No investments classified as available-for-sale were sold during fiscal years 1999 and 1998. The Company does not hold securities for trading purposes.

                            SPEEDFAM-IPEC CO., LTD.

(4) PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at the end of fiscal years 1999 and 1998 are summarized as follows:

                                                            1999       1998
                                                          --------    -------
Land....................................................  $ 12,543     11,351
Buildings and improvements..............................    16,807     15,153
Machinery and equipment.................................    27,293     23,202
Furniture and fixtures..................................     4,271      3,723
Construction in progress................................       136        469
                                                          --------    -------
                                                            61,050     53,898
     Less accumulated depreciation......................   (25,047)   (18,135)
                                                          --------    -------
Net property, plant, and equipment......................  $ 36,003     35,763
                                                          ========    =======

(5) INCOME TAXES

     Earnings before income taxes and minority interest are as follows:

                                                           1999       1998      1997
                                                          -------    ------    ------
Japan...................................................  $(2,937)    4,429    16,592
Non-Japan...............................................    3,791     6,409     5,240
                                                          -------    ------    ------
     Total..............................................  $   854    10,838    21,832
                                                          =======    ======    ======

     The provision (benefit) for income taxes is as follows:

                                                           1999       1998      1997
                                                          -------    ------    ------
Current:
  Japan.................................................  $   155     4,604     9,699
  Non-Japan.............................................    1,172     1,648     1,361
                                                          -------    ------    ------
                                                            1,327     6,252    11,060
Deferred:
  Japan.................................................       45    (1,291)     (810)
  Non-Japan.............................................      (40)       80        --
                                                          -------    ------    ------
     Total..............................................  $ 1,332     5,041    10,250
                                                          =======    ======    ======

                            SPEEDFAM-IPEC CO., LTD.

     The tax effects of temporary differences that give rise to the net deferred tax asset at the end of fiscal years 1999 and 1998 are attributable to:

                                                              1999      1998
                                                             -------    -----
Property, plant, and equipment.............................  $   (97)    (153)
Inventory..................................................      885      426
Allowance for doubtful accounts............................      (24)     (35)
Accrued employee benefits..................................    2,356    1,880
Accrued vacation...........................................      142      215
Business tax...............................................     (142)     265
Long-term prepaid expenses.................................      136      183
Net operating loss carryforwards...........................    1,487      383
Valuation allowance........................................   (1,404)    (378)
Other......................................................      181      451
                                                             -------    -----
     Net deferred tax asset................................  $ 3,520    3,237
                                                             =======    =====

     The Company recorded a valuation allowance of $1,404 and $378 for deferred tax assets at the end of fiscal years 1999 and 1998. Net deferred tax assets are considered realizable due to the expectation of future taxable income. Deferred income taxes included as a component of stockholders' equity related to unrealized gains on marketable securities aggregated $141 and $33 at the end of fiscal years 1999 and 1998, respectively.

     At April 30, 1999, certain subsidiaries have net operating loss carryforwards for income tax purposes of $3,919 which are available to offset future taxable income, if any, through fiscal year 2003.

     Amendments to Japanese tax regulations were enacted into law on March 24, 1999 and March 31, 1998. As a result of these amendments, the normal income tax rate was reduced from approximately 47% to 42% effective for the Company's fiscal year 2000 and approximately 51% to 47% effective for the Company's fiscal year 1999. Current income taxes were calculated at the rate of 47% and 51% in effect for the years ended April 30, 1999 and 1998, respectively. Deferred income taxes were calculated at the rate of 42% and 47% for the years ended April 30, 1999 and 1998, respectively.

     A reconciliation between the Company's effective tax rate and the expected tax rate of 47% in 1999 and 51% in 1998 and 1997 in Japan on earnings before income taxes and minority interest is as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Expected income tax rate....................................   47%     51%     51%
Expenses not deductible for tax purposes....................   16       5       4
Equity in earnings of affiliates............................    7      (1)     --
Differences of non-Japan and "expected" tax rates...........  (78)    (15)     (6)
Tax credit for research and development.....................   --      --      (3)
Effect of the income tax rate reduction.....................   46       3      --
Increase in the valuation allowance.........................  114       4      --
Other, net..................................................    4      --       1
                                                              ---     ---      --
Effective income tax rate...................................  156%     47%     47%
                                                              ===     ===      ==

     No provision is made for income taxes on undistributed earnings of non-Japan subsidiaries. The Company believes that the amount of income taxes that would be incurred if these earnings were remitted would not be significant because of available tax credits.

                            SPEEDFAM-IPEC CO., LTD.

     The Company's corporate tax returns through the end of fiscal year 1997 have been examined by the Japanese tax authorities.

(6) SHORT-TERM BORROWINGS

     Short-term borrowings are summarized as follows:

                                                             1999       1998
                                                            -------    ------
Bank borrowings, including overdraft......................  $16,713    26,915
Trade notes discounted at banks, with recourse............    5,381     6,160
                                                            -------    ------
                                                            $22,094    33,075
                                                            =======    ======

     Short-term borrowings are secured by trade notes receivable with a net book value of $5,381 at the end of fiscal year 1999. The short-term borrowings had weighted average interest rates of 1.51%, 1.65%, and 1.89% in fiscal years 1999, 1998, and 1997, respectively.

(7) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             1999       1998
                                                            -------    ------
Mortgage debentures:
  2nd Series, due September 1999, fixed interest rate of
     5.7%.................................................       --     2,259
  3rd Series, due December 2000, fixed interest rate of
     1.7%.................................................      838       753
  4th Series, due September 2005, fixed interest rate of
     1.8%.................................................    2,514        --
Loans from banks and other financial institutions,
  maturing 1998 to 2004, with weighted average interest
  rates of 2.40% and 2.75% in 1999 and 1998,
  respectively............................................   20,151    19,494
                                                            -------    ------
     Total long-term debt.................................   23,503    22,506
  Less current portion of long-term debt..................    3,896     4,411
                                                            -------    ------
     Net long-term debt...................................  $19,607    18,095
                                                            =======    ======

     The mortgage debentures are secured by land and buildings with a net book value of $6,639 at the end of fiscal year 1999.

     At the end of fiscal year 1999, the Company has provided guarantees for up to $45 of bank borrowings by SpeedFam-IPEC India (Pvt.) Ltd., a subsidiary of the Company. The Company does not anticipate any loss from these arrangements.

     Annual maturities of long-term debt are as follows:

FISCAL YEAR                                                  AMOUNT
-----------                                                  -------
2000.......................................................  $ 3,896
2001.......................................................    4,621
2002.......................................................    3,371
2003.......................................................    2,718
2004.......................................................    2,374
2005 and thereafter........................................    6,523
                                                             -------
                                                             $23,503
                                                             =======

                            SPEEDFAM-IPEC CO., LTD.

(8) CAPITAL LEASES

     The Company is obligated under various capital leases for certain equipment which expire at various dates during the next five years. At the end of fiscal year 1999, the gross amount of equipment and related accumulated amortization recorded under capital leases was as follows:

Equipment...................................................  $2,029
Less accumulated amortization...............................    (686)
                                                              ------
                                                              $1,343
                                                              ======

     Amortization of assets held under capital leases is included within depreciation expense. Future minimum capital lease payments as of the end of fiscal year 1999 are as follows:

FISCAL YEAR                                                   AMOUNT
-----------                                                   ------
2000........................................................  $  431
2001........................................................     431
2002........................................................     276
2003........................................................      91
2004........................................................      65
                                                              ------
     Total minimum lease payments...........................   1,294
  Less amount representing interest (at rate of 3.02%)......     (80)
                                                              ------
Present value of net minimum capital lease payments.........   1,214
  Less current installments of obligations under capital
     leases.................................................    (391)
                                                              ------
Obligation under capital leases, excluding current
  installments..............................................  $  823
                                                              ======

(9) COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries occupy certain manufacturing and office facilities and use certain equipment under noncancelable operating leases expiring at various dates through fiscal year 2003. Rental expense aggregated approximately $1,678, $1,861 and $1,728 in fiscal years 1999, 1998, and 1997, respectively.

     Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at the end of fiscal year 1999 are as follows:

FISCAL YEAR                                                   AMOUNT
-----------                                                   ------
2000........................................................  $  671
2001........................................................     370
2002........................................................     234
2003........................................................     118
2004 and thereafter.........................................      23
                                                              ------
     Total..................................................  $1,416
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

                            SPEEDFAM-IPEC CO., LTD.

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

     The Company adopted Statement of Financial Accounting Standards No. 132, "Employees' Disclosures about Pensions and Other Postretirement Benefits" (SFAS
132) in fiscal year 1999. SFAS 132 revises employers' disclosures about pensions and other postretirement benefits and does not change the recognition or measurement of the Plan. SFAS 132 does not have an effect on the Company's consolidated financial position and results of operations. All prior year disclosures have been restated to conform with the provisions of SFAS 132.

     Reconciliations of beginning and ending balances of benefit obligations and the fair value of the plan assets are as follows:

                                                              PENSION BENEFITS
                                                              -----------------
                                                               1999       1998
                                                              -------    ------
Change in benefit obligation:
  Benefit obligation at beginning of period.................  $2,217     1,663
  Service cost..............................................     199       177
  Interest cost.............................................      60        90
  Actuarial (gains) losses..................................    (152)      510
  Benefits paid.............................................    (462)     (113)
  Foreign currency translation..............................     222      (110)
                                                              ------     -----
Benefit obligation at end of year...........................  $2,084     2,217
                                                              ======     =====
Change in plan assets:
  Fair value of Plan assets at beginning of period..........  $1,623     1,579
  Actual return on plan assets..............................     (41)       40
  Employer contributions....................................     245       188
  Benefits paid.............................................    (462)     (113)
  Foreign currency translation..............................     163       (71)
                                                              ------     -----
Fair value of Plan assets at end of year....................  $1,528     1,623
                                                              ======     =====
Funded status...............................................  $ (556)     (594)
Unrecognized net transition obligation......................     125       122
Unrecognized net actuarial loss.............................     461       511
                                                              ------     -----
     Net amount recognized..................................  $   30        39
                                                              ======     =====
Amounts recognized in the statement of financial position
  consist of:
  Accrued benefit liability.................................  $  (35)      (31)
  Intangible assets.........................................      65        70
                                                              ------     -----
Net amount recognized.......................................  $   30        39
                                                              ======     =====
Actuarial present value of accumulated benefit
  obligations...............................................  $1,562     1,655
                                                              ======     =====

                            SPEEDFAM-IPEC CO., LTD.

     The components of net periodic pension cost for the insured pension plan are shown below.

                                                              1999    1998    1997
                                                              ----    ----    ----
Components of net periodic pension cost:
  Service cost..............................................  $212    166     150
  Interest cost.............................................    63     85      79
  Expected return on Plan assets............................   (39)   (46)    (43)
  Amortization of transition assets.........................    11     13      13
  Recognized actuarial loss.................................    26     --      --
                                                              ----    ---     ---
     Net periodic pension cost..............................  $273    218     199
                                                              ====    ===     ===
Actuarial assumptions:
  Weighted average discount rate............................   3.5%   3.5%    5.5%
  Expected return on Plan assets............................   2.8%   2.8%    3.0%
  Rate of compensation increase.............................   2.8%   2.8%    3.0%
                                                              ====    ===     ===

     The measurement date of the benefit obligations and the plan assets has been changed from April 30 to January 31. The period of calculation in fiscal year 1999 was for the nine months ended January 31, 1999. The effect of the change of the measurement date is immaterial.

     Plan assets represent the Company's shares of funds invested by a trustee in pooled accounts comprised of cash in banks, securities, and real estate.

     A separate retirement benefits program for directors and statutory auditors is not covered by the pension plan described above. The program provides that directors and statutory auditors who retire or sever their connection with the Company are entitled to lump-sum payments based on current rates of pay, determined according to their title and the length of service. Directors and statutory auditors may also be granted, at the discretion of the Company, additional lump-sum payments for meritorious service. It is not the policy of the Company to fund these retirement and severance benefits, but provision has been made in the financial statements for the estimated accrued liabilities under the plan. The liability related to these retirement benefits included in the accompanying consolidated balance sheets at the end of fiscal years 1999 and 1998 amounted to $5,794 and $4,905, respectively. The plan was amended during fiscal year 1996 and the resulting past service costs of $1,008 are being amortized over a period of five years. Unamortized past service cost at the end of fiscal years 1999 and 1998 amounting to $194 and $349, respectively, is classified as other assets in the accompanying consolidated balance sheets. The retirement benefit expenses amounted to $495, $1,492, and $1,545 in fiscal years 1999, 1998, and 1997, respectively.

     Two subsidiaries of the Company have separate employee retirement and severance plan arrangements. Payments with respect to voluntary severance are less in amount than payments for involuntary severance and retirement. The subsidiaries have recorded estimated liabilities in the accompanying consolidated balance sheets at the end of fiscal years 1999 and 1998 of $326 and $221, respectively, based upon the amount, net of the benefits to be paid by a government-sponsored small enterprise mutual aid retirement fund, which would be payable if all employees had to retire voluntarily. Plan assets plus the accrued liability approximate vested benefits. The expense related to these employee retirement and severance plans amounted to $143, $28, and $67 in fiscal years 1999, 1998, and 1997, respectively. The Company believes that the effect of not adopting SFAS No. 87, "Employers' Accounting for Pensions," for these plans is not material to the consolidated financial statements.

                            SPEEDFAM-IPEC CO., LTD.

(11) LEGAL RESERVE AND CASH DIVIDENDS

     The Japanese Commercial Code provides that earnings in an amount equal to at least 10% of retained earnings be appropriated as a legal reserve, until such reserve equals 25% of stated common stock. This legal reserve is not available for dividends but may be used to reduce a deficit or may be transferred to stated common stock. Certain non-Japanese subsidiaries are also required to appropriate their earnings to legal reserves under the laws of the respective countries in which they operate. The legal reserve included as a component of retained earnings at the end of fiscal years 1999 and 1998 amounted to $1,453 and $670, respectively.

(12) OTHER COMPREHENSIVE INCOME

     Changes in accumulated other comprehensive income (loss) are as follows:

                                                            1999      1998      1997
                                                           ------    ------    ------
Foreign currency translation adjustments:
  Balance at beginning of year...........................  $ (844)    2,817     9,346
  Adjustments for year...................................   3,185    (3,661)   (6,529)
                                                           ------    ------    ------
  Balance at end of year.................................  $2,341      (844)    2,817
                                                           ======    ======    ======
Unrealized holding gains on securities:
  Balance at beginning of year...........................  $  104       196       138
  Adjustments for year...................................      92       (92)       58
                                                           ------    ------    ------
  Balance at end of year.................................  $  196       104       196
                                                           ======    ======    ======
Total accumulated other comprehensive income (loss):
  Balance at beginning of year...........................  $ (740)    3,013     9,484
  Adjustments for year...................................   3,277    (3,753)   (6,471)
                                                           ------    ------    ------
  Balance at end of year.................................  $2,537      (740)    3,013
                                                           ======    ======    ======

                                                  BEFORE TAX    TAX (EXPENSE)    NET-OF-TAX
                                                    AMOUNT       OR BENEFIT        AMOUNT
                                                  ----------    -------------    ----------
1997
  Foreign currency translation adjustments......   $(6,529)           --           (6,529)
  Net unrealized gains..........................       118           (60)              58
                                                   -------          ----           ------
  Other comprehensive income (loss).............   $(6,411)          (60)          (6,471)
                                                   =======          ====           ======
1998
  Foreign currency translation adjustments......   $(3,661)           --           (3,661)
  Net unrealized losses.........................      (201)          109              (92)
                                                   -------          ----           ------
  Other comprehensive income (loss).............   $(3,862)          109           (3,753)
                                                   =======          ====           ======
1999
  Foreign currency translation adjustments......   $ 3,185            --            3,185
  Net unrealized gains..........................       201          (109)              92
                                                   -------          ----           ------
  Other comprehensive income (loss).............   $ 3,386          (109)           3,277
                                                   =======          ====           ======

                            SPEEDFAM-IPEC CO., LTD.

(13) RELATED-PARTY TRANSACTIONS

     The following is a summary of SpeedFam-IPEC Co., Ltd. and consolidated subsidiaries' transactions with SpeedFam-IPEC, Inc. and its consolidated subsidiaries:

                                                           1999       1998      1997
                                                          -------    ------    ------
Sales to SpeedFam-IPEC, Inc.............................  $12,985    30,239    42,531
Purchases from SpeedFam-IPEC, Inc.......................    1,246     1,279     2,127
Commission income.......................................    3,191     4,316     3,044
Commission expense......................................      298       426       107
                                                          =======    ======    ======

     Included in sales to SpeedFam-IPEC, Inc. are transactions for which commissions are paid to SpeedFam-IPEC, Inc. on sales to third party customers in the U.S.

     The following is summary of SpeedFam Co., Ltd. transactions with Met-Coil Ltd., a 50% owned affiliate, accounted for by the equity method:

                                                              1999    1998     1997
                                                              ----    -----    -----
Sales to Met-Coil Ltd.......................................  $92       597      275
Purchases from Met-Coil Ltd.................................   15     1,944    2,125
                                                              ===     =====    =====

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments at April 30, 1999 and 1998 include cash equivalents, trade receivables, short-term investments, short-term borrowings, trade payables, noncurrent receivables and long-term debt. The carrying amount of cash equivalents, trade receivables, short-term borrowings, and trade payables approximates fair value because of the short maturity of these instruments. The fair value of short-term investments has been determined based on quoted market prices and approximates their financial statement carrying values. The fair value of the Company's noncurrent receivables and long-term debt has been determined based on discounted cash flows using current interest rates of similar instruments, and is not materially different from their carrying values.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10, 11, 12 AND 13.

     These items, constituting Part III of the Form 10-K, have been omitted from this annual report pursuant to the provisions of Instruction G to Form 10-K, because a definitive proxy statement (which is incorporated herein by reference, except for the report of the compensation committee of the board of directors and the performance graph) will be filed on or about September 10, 1999. Information required for executive officers is included in Part I, Item 1.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements:

             See Part II, Item 8.

         (2) Financial Statement Schedules:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  S-1
Schedule II.................................................  S-2

         (3) Exhibits filed:

          See Exhibit Index.

     (b) Reports filed on Form 8-K:

          Form 8-K was filed on April 13, 1999.

     (c) Exhibits filed:

          See Exhibit Index.

     (d) Financial Statements Omitted from Annual Report to Security Holders:

          Financial Statements of SpeedFam-IPEC Co., Ltd. are filed herewith. See Part II, Item 8.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SPEEDFAM-IPEC, INC.

                                          /s/ J. MICHAEL DODSON
                                          --------------------------------------
                                          J. Michael Dodson
                                          Treasurer, Assistant Secretary
                                          and Chief Financial Officer
                                          (Principal financial and accounting
                                          officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, J. Michael Dodson and Richard J. Faubert, and each of them as his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying, and confirming all that said attorney-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

NAME                                                                 TITLE                      DATE
----                                                                 -----                      ----

/s/ JAMES N. FARLEY                                  Co-Chairman                               8/27/99
------------------------------------------------
James N. Farley

/s/ SANJEEV CHITRE                                   Co-Chairman                               8/27/99
------------------------------------------------
Sanjeev Chitre

/s/ J. MICHAEL DODSON                                Treasurer, Assistant Secretary and        8/27/99
------------------------------------------------     Chief Financial Officer (Principal
J. Michael Dodson                                    financial and accounting officer)

/s/ RICHARD J. FAUBERT                               President, Chief Executive Officer        8/27/99
------------------------------------------------     and Director
Richard J. Faubert

/s/ NEIL R. BONKE                                    Director                                  8/27/99
------------------------------------------------
Neil R. Bonke

/s/ WILLIAM FRESCHI                                  Director                                  8/27/99
------------------------------------------------
William Freschi

/s/ RICHARD S. HILL                                  Director                                  8/27/99
------------------------------------------------
Richard S. Hill

NAME                                                                 TITLE                      DATE
----                                                                 -----                      ----
/s/ MAKOTO KOUZUMA                                   Director                                  8/27/99
------------------------------------------------
Makoto Kouzuma

/s/ KENNETH LEVY                                     Director                                  8/27/99
------------------------------------------------
Kenneth Levy

/s/ ROGER MCDANIEL                                   Director                                  8/27/99
------------------------------------------------
Roger McDaniel

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SpeedFam-IPEC, Inc.:

     Under date of July 7, 1999, we reported on the consolidated balance sheets of SpeedFam-IPEC, Inc. and consolidated subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended May 31, 1999, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

July 7, 1999
Chicago, Illinois

                                                                     SCHEDULE II

                          SPEEDFAM INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
       FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MAY 31, 1999
                                 (IN THOUSANDS)

                                                                  CHARGED TO
                                                                OTHER ACCOUNTS
                                                   CHARGED       (TRANSLATION       DEDUCTIONS
                                   BALANCE AT     TO COSTS       ADJUSTMENTS       (WRITE-OFFS       BALANCE
                                   BEGINNING         AND             AND               AND            AT END
           DESCRIPTION              OF YEAR        EXPENSE       RECOVERIES)       ADJUSTMENTS)      OF YEAR
           -----------             ----------    -----------    --------------    --------------    ----------
Allowance for doubtful accounts:
  1997...........................   $   595          2,905             5                 173         $ 3,332
  1998...........................   $ 3,332          3,402            --               2,247         $ 4,487
  1999...........................   $ 4,487          3,598            (1)              2,484         $ 5,600

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.19     Employment Agreement between the Registrant and J. Michael
          Dodson.
10.20     Mutual Separation and Consulting Agreement between the
          Registrant and James N. Farley.
10.21     Mutual Separation and Consulting Agreement between the
          Registrant and Sanjeev Chitre.
21.1      Subsidiaries of the Registrant
23.1      Consent of KPMG LLP.
27.1      Financial Data Schedule.