Form 10-Q
period 1999-08-31
SPEEDFAM IPEC INC
filed 1999-10-15
CIK 949301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to ____________

                         Commission File Number 0-26784


                               SPEEDFAM-IPEC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Illinois                                             36-2421613
-------------------------------                    -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

305 North 54th Street, Chandler, Arizona                          85226
----------------------------------------                  ----------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 11, 1999).

                  Common Stock, no par value: 29,436,445 shares

                               SPEEDFAM-IPEC, INC.


                                      INDEX

                                                                                                            Page
PART I            FINANCIAL INFORMATION                                                                     ----
         Item 1.          Financial Statements

                             Condensed Consolidated Balance Sheets
                             August 31, 1999 and May 31, 1999.................................................2

                             Condensed Consolidated Statements of Operations
                             Three Months Ended August 31, 1999 and 1998......................................3

                             Condensed Consolidated Statements of Cash Flows
                             Three Months Ended August 31, 1999 and 1998......................................4

                             Notes to Condensed Consolidated Financial Statements.............................5

         Item 2.          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations...........................................................10

         Item 3.          Quantitative and Qualitative Disclosures about Market Risk..........................18



PART II           OTHER INFORMATION

         Item 6.          Exhibits and Reports on Form 8-K....................................................19

SIGNATURE.....................................................................................................20

EXHIBIT INDEX

         Exhibit-27       Financial Data Schedule

PART I - FINANCIAL INFORMATION

                SPEEDFAM-IPEC, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                              August 31,           May 31,
                                                                                1999                1999
                                                                              ----------          ---------
                                ASSETS
 Current assets:
    Cash and cash equivalents                                                 $  67,701           $  97,003
    Short-term investments                                                       65,126              50,020
    Trade accounts receivable, net                                               78,543              76,808
    Inventories                                                                  80,257              80,744
    Other current assets                                                          9,616               9,790
                                                                              ---------           ---------
      Total current assets                                                      301,243             314,365
 Investments in affiliates                                                       25,342              25,360
 Property, plant and equipment, net                                              85,776              88,997
 Other assets                                                                    13,934              15,056
                                                                              ---------           ---------
      Total assets                                                            $ 426,295           $ 443,778
                                                                              =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Current portion of long-term debt                                         $   1,371           $   1,275
    Accounts payable and due to affiliates                                       23,730              25,101
    Customer deposits                                                             2,418               1,490
    Accrued expenses                                                             36,340              42,764
                                                                              ---------           ---------
      Total current liabilities                                                  63,859              70,630
                                                                              ---------           ---------

 Long-term liabilities:
    Long-term debt                                                              115,864             116,129
    Other liabilities                                                             9,729              10,269
                                                                              ---------           ---------
      Total long-term liabilities                                               125,593             126,398
                                                                              ---------           ---------

 Stockholders' equity:
    Common stock, no par value, 96,000 shares authorized, 29,418 and
       29,392 shares issued and outstanding
       at August 31, 1999 and May 31, 1999, respectively                              1                   1
    Additional paid-in capital                                                  427,413             427,290
    Retained earnings                                                         (191,274)           (180,311)
    Accumulated comprehensive income (loss)                                         703               (230)
                                                                              ---------           ---------
      Total stockholders' equity                                                236,843             246,750
                                                                              ---------           ---------
        Total liabilities and stockholders' equity                            $ 426,295           $ 443,778
                                                                              =========           =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                SPEEDFAM-IPEC, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended August 31, 1999 and 1998
            (dollars and shares in thousands, except per share data)

                                                              Three Months Ended
                                                                   August 31,
                                                           ------------------------
                                                             1999            1998
                                                           --------        --------
Revenue:
   Net sales                                               $ 50,327        $ 64,984
   Commissions from affiliate                                    --             585
                                                           --------        --------
     Total revenue                                           50,327          65,569
Cost of sales                                                35,160          46,399
                                                           --------        --------
     Gross margin                                            15,167          19,170
   Research and development                                  12,890          15,511
   Selling, general and administrative                       12,260          15,278
                                                           --------        --------
Operating loss                                               (9,983)        (11,619)
Other income (expense), net                                     (88)          2,506
                                                           --------        --------
Loss from consolidated companies before income taxes        (10,071)         (9,113)
Income tax benefit                                               --          (1,096)
                                                           --------        --------
Loss from consolidated companies                            (10,071)         (8,017)
Equity in net earnings (loss) of affiliates                    (892)            728
                                                           --------        --------
Net loss                                                   $(10,963)       $ (7,289)
Cumulative dividend on preferred stock                           --             (21)
                                                           --------        --------
Net loss attributable to common stockholders               $(10,963)       $ (7,310)
                                                           ========        ========
Net loss per share:
    Basic and diluted                                      $  (0.37)       $  (0.25)
                                                           ========        ========
Weighted average number of shares:
    Basic and diluted                                        29,404          28,677
                                                           ========        ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                SPEEDFAM-IPEC, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended August 31, 1999 and 1998
                             (dollars in thousands)

                                                                                      Three Months Ended
                                                                                          August 31,
                                                                                   --------------------------
                                                                                     1999             1998
                                                                                   ---------        ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                        $ (10,963)       $  (7,289)

   Adjustments to reconcile net loss to net cash used in
   operating activities:
       June 1998 IPEC net income                                                          --           (2,232)
       Equity in net earnings (loss) of affiliates                                       892             (728)
       Depreciation and amortization                                                   4,523            4,389
       Dividend from affiliate                                                            --              521
       Other                                                                            (102)            (385)
       Changes in assets and liabilities:
         (Increase) decrease in trade accounts receivable                             (1,587)          10,957
         Decrease in inventories                                                         697            1,041
         (Increase) decrease in other current assets                                     175             (680)
         Decrease in accounts payable and due to affiliates                           (1,170)         (13,206)
         Decrease in customer deposits and accrued expenses                           (7,348)          (2,865)
                                                                                   ---------        ---------
   Net cash used in operating activities                                             (14,883)         (10,477)
                                                                                   ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                                                (26,024)         (11,158)
   Maturities of short-term investments                                               10,918           11,161
   Proceeds from the sale of short-term investments                                       --           35,849
   Proceeds from licensing technology and transfer of associated assets                2,335               --
   Capital expenditures                                                               (2,233)          (6,839)
   Other investing activities                                                            603             (424)
                                                                                   ---------        ---------
   Net cash provided by (used in) investing activities                               (14,401)          28,589
                                                                                   ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options and employee stock plan purchases             123            1,328
   Principal payments on long-term debt                                                 (169)            (182)
                                                                                   ---------        ---------
   Net cash provided by (used in) financing activities                                   (46)           1,146
                                                                                   ---------        ---------
   Effects of foreign currency rate changes on cash                                       28               40
                                                                                   ---------        ---------
   Net increase (decrease) in cash and cash equivalents                              (29,302)          19,298
   Cash and cash equivalents at beginning of year                                     97,003          104,482
                                                                                   ---------        ---------
   Cash and cash equivalents at August 31, 1999 and 1998                           $  67,701        $ 123,780
                                                                                   =========        =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                SPEEDFAM-IPEC, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (dollars and shares in thousands, except per share amounts)


(1)     BASIS OF PRESENTATION
           The condensed consolidated financial statements included herein have been prepared by management without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 1999, as filed with the Securities and Exchange Commission on August 30, 1999 as part of its Annual Report on Form 10-K. In the opinion of management the information furnished herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented. Results of operations for the three months ended August 31, 1999 are not necessarily indicative of results to be expected for the full fiscal year.

(2)     LOSS PER SHARE
             Basic loss per common share is based upon the weighted average number of common shares outstanding. Diluted loss per common share assumes the exercise of all options which are dilutive, whether exercisable or not. The dilutive effect of stock options is measured under the treasury stock method. Employee stock options outstanding during the three months ended August 31, 1999 and 1998 were not included in the computation of diluted loss per share because the effect would be antidilutive.

(3)     INVENTORIES
             The components of inventory were:

                                                          August 31,                 May 31,
                                                             1999                     1999
                                                          ----------                --------
              Raw materials                                $ 49,335                 $ 48,082
              Work-in-process                                19,893                   23,428
              Finished goods                                 11,029                    9,234
                                                           --------                 --------
                                                           $ 80,257                 $ 80,744
                                                           ========                 ========

(4)     SHORT-TERM INVESTMENTS
              In August, 1998 the Company recorded a realized gain of $46 from the sale of tax exempt short-term investments, classified as held-to-maturity securities, with a carrying value of $35,803. The proceeds of $35,849 were re-invested. The Company sold investments originally intended to be held-to maturity to take advantage of more favorable rates of return available on taxable securities. The Company's short-term investments are now classified as available-for-sale. The short-term investments are recorded at fair market value and an unrealized loss of $252 is included as part of accumulated other comprehensive income (loss) within stockholders' equity at May 31 and August 31, 1999.

(5)     INVESTMENTS IN AFFILIATES
              The Company owns a 50% interest in SpeedFam-IPEC Co., Ltd. The Company's equity interest in SpeedFam-IPEC Co., Ltd. was $21,587 and $21,764 at August 31, 1999 and at May 31, 1999, respectively, based on the balance sheet of SpeedFam-IPEC Co., Ltd. at July 31, 1999 and April 30, 1999, respectively. The remaining equity interest included in investments in affiliates relates to the Company's 50% ownership interest in Fujimi Corporation. Condensed consolidated financial statements of SpeedFam-IPEC Co., Ltd., which are consolidated on a fiscal year that ends April 30, are as follows:

                                 BALANCE SHEETS


                                                       JULY 31,       APRIL 30,
                                                         1999           1999
                                                       --------       ---------
                         Assets

Total current assets                                   $ 85,945       $ 81,760
Property, plant and equipment, net                       36,784         36,003
Other assets                                             11,746         10,759
                                                       --------       --------
         Total assets                                  $134,475       $128,522
                                                       ========       ========

           Liabilities and Stockholders' Equity

Total current liabilities                              $ 58,596       $ 57,789
Long-term debt                                           24,529         19,607
Other long-term liabilities                               8,176          7,599
Stockholders' equity                                     43,174         43,527
                                                       --------       --------
      Total liabilities and stockholders' equity       $134,475       $128,522
                                                       ========       ========

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                     Three Months Ended
                                                          July 31,
                                                   ------------------------
                                                     1999           1998
                                                   --------        --------
Net sales                                          $ 19,934        $ 39,623
Costs and operating expenses                         23,310          37,765
                                                   --------        --------
Earnings (loss) before income taxes                  (3,376)          1,858
Income taxes                                          1,062           1,182
                                                   --------        --------
Net earnings (loss) before minority interest         (2,314)            676
Minority interest                                      (213)           (232)
                                                   --------        --------
Net earnings (loss)                                  (2,101)            908

Beginning retained earnings                          40,326          41,162
Dividends                                                --          (1,042)
                                                   --------        --------
Ending retained earnings                           $ 38,225        $ 41,028
                                                   ========        ========


              The Company pays a commission to SpeedFam-IPEC Co., Ltd. on sales of equipment produced by the Company in the U. S. and exported to Pacific Rim customers through SpeedFam-IPEC Co., Ltd. As of August 31, 1999 the Company had accrued $785 of commission expense to SpeedFam-IPEC Co., Ltd.


(6)     DERIVATIVE FINANCIAL INSTRUMENTS
              The Company uses derivative financial instruments to offset exposure to market risks arising from changes in foreign exchange rates. Derivative financial instruments currently utilized by the Company include foreign currency forward contracts. The Company evaluates and monitors consolidated net exposures by currency and maturity, and external derivative financial instruments correlate with those net exposures in all material respects. Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income when those carrying amounts are converted. Gains or losses related to hedges of firm commitments are deferred and included in the bases of the transactions when they are completed. Gains or losses on unhedged foreign currency transactions, if any, are included in income as part of cost of sales. Gains and losses on derivative financial instruments which protect the Company from exposure in a particular currency, but do not currently have a designated underlying transaction, are also included in income as part of cost of sales. If a hedged item matures, or is sold, extinguished, terminated, or is related to an anticipated transaction that is no longer likely to take place, the derivative financial instrument is closed and the related gain or loss is included in income as part of cost of sales.

(7)     COMPREHENSIVE LOSS
       The Company's comprehensive loss was as follows:

                               COMPREHENSIVE LOSS

                                                   Three Months Ended
                                                        August 31,
                                                 ------------------------
                                                   1999            1998
                                                 --------        --------
Net loss                                         $(10,963)       $ (7,310)
Other comprehensive income (loss):
  Foreign currency translation adjustments            933          (1,813)
                                                 --------        --------
Comprehensive loss                               $(10,030)       $ (9,123)
                                                 ========        ========


                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                              Unrealized            Accumulated Other
                                      Foreign Currency        Losses on           Comprehensive Income
                                        Translation           Securities                 (Loss)
                                        -----------           -----------         --------------------
Balance at May 31, 1999                    $  22                  $(252)                 $(230)
Three month period change                    933                     --                    933
                                           -----                  -----                  -----
Balance at August 31, 1999                 $ 955                  $(252)                 $ 703
                                           =====                  =====                  =====


(8)     MERGER, INTEGRATION, AND RESTRUCTURING COSTS
              In connection with the merger of SpeedFam International, Inc. and Integrated Process Equipment Corp. in April 1999, the Company recorded various merger, integration and restructuring costs. Direct merger costs primarily consist of professional fees, such as investment banking, legal and accounting for services rendered through the date of the merger. The Company recorded integration and restructuring costs for lease terminations, the write-off of duplicative equipment previously used for demonstration purposes, the write-down of inventory and equipment related to product lines that will no longer be supported, and severance costs resulting from workforce reductions.

        The following table summarizes the components of the merger, integration, and restructuring costs:

                                                                  Three Months
                                                                    Activity
                                                                  ------------
                                            Accrued at                Cash                Accrued at
                                           May 31, 1999           Expenditures         August 31, 1999
                                           ------------           ------------         ---------------
Direct merger costs                        $ 3,600                 $ 3,600                      --
Lease termination costs                     14,600                   1,736                  12,864
Discontinued product lines                     100                      --                     100
Severance costs                              4,200                   2,545                   1,655
Other costs                                    500                      15                     485
                                           -------                 -------                 -------
                                           $23,000                 $ 7,896                 $15,104
                                           =======                 =======                 =======

(9)     BUSINESS SEGMENT INFORMATION
              The Company classifies its products into three core business segments: (i) the CMP Group, which is comprised of the Company's development and production of chemical mechanical planarization systems;
       (ii) the Surface Technology Group, which is comprised of the development and production of high-throughput precision surface processing equipment used in thin film memory disk media and silicon wafer industries; and
       (iii) the Industrial Applications Group, which is comprised of the development and production of high-throughput precision surface processing equipment used in general industrial applications. Information concerning the Company's business segments in the three months ended August 31, 1999 and 1998 is as follows:

                                                                              1999                     1998
                                                                            --------                  --------
Revenue:
  Sales to unaffiliated customers:
              CMP Group ...................................                 $ 39,784                  $ 50,880
              Surface Technology Group ....................                    7,694                    10,575
              Industrial Applications Group ...............                    2,849                     3,529
                                                                            --------                  --------
                  Total net sales to unaffiliated customers                   50,327                    64,984
                                                                            --------                  --------

Commissions from affiliate:
              Surface Technology Group ....................                       --                       485
              Industrial Applications Group ...............                       --                       100
                                                                            --------                  --------
                  Total revenue ...........................                 $ 50,327                  $ 65,569
                                                                            ========                  ========

Segment operating loss:
              CMP Group ...................................                 $ (5,339)                 $ (5,010)
              Surface Technology Group ....................                     (400)                   (1,951)
              Industrial Applications Group ...............                      230                       541
                                                                            --------                  --------
                  Total segment operating loss ............                   (5,509)                   (6,420)

General corporate income (expense), net ...................                   (4,303)                   (3,109)
Interest income (expense), net ............................                     (259)                      416
                                                                            --------                  --------

Loss from consolidated companies before income taxes ......                 $(10,071)                 $ (9,113)
                                                                            ========                  ========

(10)    RECLASSIFICATIONS
              Certain reclassifications have been made in the financial statements for the three months ended August 31, 1998 to conform to the fiscal 2000 presentation.

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

RESULTS OF OPERATIONS

              The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

                                                                      Three Months Ended
                                                                           August 31,
                                                                 ------------------------------
                                                                  1999                    1998
                                                                 ------                  ------
Revenue:
   Net sales                                                      100.0%                   99.1%
   Commissions from affiliate                                       0.0                     0.9
                                                                  -----                   -----
   Total revenue                                                  100.0                   100.0
Cost of sales                                                      69.9                    70.8
                                                                  -----                   -----
   Gross margin                                                    30.1                    29.2
   Research and development                                        25.6                    23.6
   Selling, general and administrative                             24.3                    23.3
                                                                  -----                   -----
Operating loss                                                    (19.8)                  (17.7)
Other income (expense), net                                       (0.2)                    3.8
                                                                  -----                   -----
Loss from consolidated companies before income taxes              (20.0)                  (13.9)
Income tax benefit                                                  0.0                     1.7
                                                                  -----                   -----
Loss from consolidated companies                                  (20.0)                  (12.2)
Equity in net earnings (loss) of affiliates                        (1.8)                    1.1
                                                                  -----                   -----
Net loss                                                          (21.8)%                 (11.1)%
                                                                  =====                   =====




              Net Sales. Net sales for the first quarter of fiscal 2000 were $50.3 million, down 22.6% from net sales of $65.0 million in the first quarter of fiscal 1999. Sales of CMP systems totaled $39.8 million, or 79.0% of net sales, down 21.8% from the $50.9 million, or 78.3% of net sales, of CMP system sales in the first quarter of fiscal 1999. Sales of CMP systems declined in fiscal 2000 from the prior year due to a worldwide slowdown in overall demand for semiconductor manufacturing equipment, which was caused by an over-capacity situation in the semiconductor device market worldwide. In addition, the Company has seen erosion in its market share of new sales due to increased competition in the sales of CMP systems to semiconductor manufacturers.

     Sales of the Surface Technology Group in the first quarter of fiscal 2000 accounted for $7.7 million, or 15.3% of net sales, as compared to $10.6 million, or 16.3% of net sales in the first quarter of fiscal 1999. During the first quarter of fiscal 2000, thin film memory disk manufacturers continued to experience manufacturing over-capacity which in turn reduced capital spending. The thin film memory disk industry continues to feel "price per unit" pressures which in turn has forced a reduction in capital spending for equipment the Company supplies from its U.S. operations. The decline in sales from the Surface Technology Group was also due to continued slowdown in the silicon wafer market. This slowdown was due to the ongoing manufacturing over-capacity caused by various factors including die shrink, increased production efficiencies and Asian economic conditions. The Company expects the slowdown in these markets to continue for at least the next 12 months. Sales in the first quarter of fiscal 2000 of the Industrial Applications Group were $2.8 million, or 5.7% of net sales in the first quarter of fiscal 2000, compared to $3.5 million, or 5.4% of net sales in the first quarter of fiscal 1999.

              Commissions from Affiliate. No commissions from affiliate were recorded in the first quarter of fiscal 2000, compared to $585,000 recorded in the first quarter of fiscal 1999. The decrease was due to the continued slowdown in the thin film memory disk market, and silicon wafer markets. The Company believes that capital equipment spending will continue to be weak in the thin film memory and silicon wafer industries through the next 12 months in turn lowering commissions from affiliate compared to prior year periods.

              Gross Margin. In first quarter of fiscal 2000, gross margin was $15.2 million, or 30.1% of total revenue, compared to $19.2 million, or 29.2% of total revenue, in the first quarter of fiscal 1999. Gross margin dollars declined due to the decrease in total revenue in the first quarter of fiscal 2000 compared to the prior year period. The Company expects that the gross margin percentage will continue to increase compared to prior year quarters due to increased production efficiencies as a merged company.

              Research and Development. In the first quarter of fiscal 2000, research and development expense decreased to $12.9 million, or 25.6% of total revenue, compared to $15.5 million, or 23.6% of total revenue, in the first quarter of fiscal 1999. The decrease was due to management's efforts to realign the Company's research and development efforts around critical and key programs while eliminating duplicate projects.

              Selling, General and Administrative. In the first quarter of fiscal 2000, selling, general and administrative expense decreased to $12.3 million, or 24.3% of total revenue, from $15.3 million, or 23.3% of total revenue, in the first quarter of fiscal 1999. The dollar amount decrease in selling, general and administrative expense resulted primarily from management's efforts to reduce costs and eliminate functional duplications throughout the merged company.

              Other Income (Expense). Other income (expense) decreased to $88,000 of other expense in the first three months of fiscal 2000 from $2.5 million of other income in same period of fiscal 1999. In the first quarter of fiscal 1999, the Company recorded a gain arising from the collection of insurance proceeds for a CMP tool, which was destroyed in transit. The decrease in other income (expense) in the first three months of fiscal 2000 compared to the same period in fiscal 1999, was also due to the decrease in interest income caused by the decline in short-term investments.

              Provision for Income Taxes. At the end of fiscal 1999, as well as at the end of the first quarter of fiscal 2000, the Company established a valuation allowance for deferred tax assets generated by its operating losses. As a result, the effective tax rate for the first quarter of fiscal 2000 was zero. While the Company will reassess its tax situation each quarter, the Company expects that its effective tax rate will be zero at least throughout fiscal 2000.

              Equity in Net Earnings of Affiliates. For the first quarter of fiscal 2000, equity in net earnings (loss) of affiliates decreased to a loss of $892,000 compared to $728,000 of net earnings in the first quarter of fiscal 1999. This decline was due to significantly decreased sales revenue of the Far East Joint Venture. Investments by manufacturers of both silicon wafer and thin film memory disks continue to be weak in fiscal 2000. The Company believes that the results of the Far East Joint Venture will be adversely affected in fiscal year 2000 by both a slowdown in demand for equipment sold into the thin film memory disk and silicon wafer markets, as well as the current financial difficulties facing several Asian economies.

LIQUIDITY AND CAPITAL RESOURCES

              As of August 31, 1999, the Company had $132.8 million in cash, cash equivalents and short-term investments, compared to $147.0 million at May 31, 1999. The Company used $14.9 million of cash in operating activities during the first three months of fiscal 2000. Cash used in operations included the net loss of $11.0 million adjusted for non-cash items of $5.3 million, primarily representing depreciation and amortization expense. In addition, $8.5 million in cash was used to pay down accrued expenses and accounts payable, and $700,000 of cash was used to fund a net increase in certain current assets. The decrease in accrued expenses was primarily due to the payment of accrued liabilities for merger, integration and restructuring costs.

     The Company made capital expenditures of $2.2 million in the first quarter of fiscal 2000. The majority of the cash was used to fund additional building construction, software and equipment purchases. Cash of $2.3 million was provided from the licensing of certain technologies and transferring associated assets. Cash was also used to purchase short-term investments of $26.0 million, partially offset by proceeds of maturing investments totaling $10.9 million.

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

              The Company has commenced a Year 2000 date review and conversion project to address all the necessary changes, testing and implementation issues. The project encompasses three major areas of review: internal systems (hardware and software), supplier compliance and Company products. The Company has identified the changes required to its computer programs and hardware. The necessary modifications to the Company's centralized financial, manufacturing and operational information systems have been completed. To date, the Company's suppliers have been sent letters requesting information regarding their own Year 2000 plan, as well as requesting confirmation that the components supplied by these vendors are Year 2000 compliant. The Company has evaluated the vendor responses which have been received and concluded that the vendors which have responded either are Year 2000 compliant or are proceeding with their own Year 2000 compliance programs. The Company will continue to follow-up with vendors with which the Company has a material relationship and who have not responded to obtain assurances that they expect to be Year 2000 compliant in time. Equipment and systems manufactured and supplied by the Company have been evaluated and determined to be free of any material problems that could be caused by the Year 2000 issue. Management estimates that the Company's remaining Year 2000 compliance expense will be immaterial. To date, the Company believes that Year 2000 problems related to its own internal systems and equipment and systems it sells will not have a material effect on the Company's business, financial condition and results of operations. However, there can be no assurance that the systems of other companies upon which the Company's systems and business rely will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company's business, financial conditions or results of operations. To mitigate this risk, the Company is reviewing its vendor relationships and building alternative sources of supply should the business operations of any one vendor be interrupted due to Year 2000 problems.


                CERTAIN FACTORS AFFECTING THE COMPANY'S BUSINESS

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

            The Company, and its predecessors, have had losses recently and the Company expects losses in the near future. In the first quarter of fiscal 2000, the Company recorded a net loss of $11.0 million. In fiscal 1999, the Company had a net loss of $139.9 million. This loss included $53.9 million of various merger, integration and restructuring costs. Direct merger costs primarily consist of professional fees, such as investment banking, legal and accounting for services rendered through the date of the merger. The Company recorded integration and restructuring costs for lease terminations, the write-off of duplicative equipment previously used for demonstration purposes, the writedown of inventory and equipment related to products lines that will no longer be supported, and severance costs resulting from workforce reductions. The Company attributes the additional loss to the slowdown in the industry combined with increasing investment in research and development.

            IPEC had net losses of $42.3 million in fiscal 1998 and $33.7 million in fiscal 1997. In fiscal 1998, IPEC incurred net charges of $25.9 million to increase the valuation allowance for its deferred tax assets and $10.6 million for an additional writedown of assets in connection with the closure of IPEC Clean, a subsidiary of IPEC.

            These losses, excluding the one time charges, are attributed mainly to the slowdown in the industry combined with increasing investment in research and development.

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

            The Company Depends on key personnel. The Company's success is dependent upon its ability to attract and retain qualified management, technical, sales and support personnel. Competition for qualified personnel in the industry served by the Company, particularly in the Phoenix metropolitan area, is intense. SpeedFam and IPEC had in the past experienced difficulty in attracting qualified personnel. Also, other employers may offer lucrative compensation and benefit programs, including those with respect to stock options. The Company presently experiences the same difficulty and may continue to in the future.

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

     The Company may Be subject To risks associated with acquisitions and dispositions. The Company continually evaluates strategic acquisitions of other businesses and dispositions of portions of its business that it determines are not complementary to its strategy. If the Company were to consummate an acquisition, the Company would be subject to a number of risks, including the following:

              - difficulty in assimilating the acquired operations and retaining acquired personnel;

              - limits on the Company's ability to retain acquired distribution channels and customers;

              -      disruption of the Company's ongoing business; and

              - limits on the Company's ability to successfully incorporate acquired technology and rights into its service offerings and maintain uniform standards, controls, procedures and policies.

     Similarly, a disposition could absorb significant management time, distracting it from developing the business. The Company may not successfully overcome problems encountered in connection with potential acquisitions or dispositions.


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

      For additional information regarding the status of Year 2000 issues, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -Year 2000"

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

              For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.

                               SPEEDFAM-IPEC, INC.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

             (a)    Exhibits.

                      Exhibit - 27    Financial Data Schedule

             (b)    Reports on Form 8-K.

                      No reports on Form 8-K were filed during the quarter ended August 31, 1999.

                               SPEEDFAM-IPEC, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SPEEDFAM-IPEC, INC.



                                    /s/  J. Michael Dodson
                                    -------------------------------------
Date:    October 15, 1999           By J. Michael Dodson
                                    Treasurer and Chief Financial Officer
                                    (As Chief Accounting Officer and Duly
                                    Authorized Officer of SpeedFam-IPEC, Inc.)

                                  EXHIBIT INDEX

           EXHIBIT
            NUMBER              DESCRIPTION
            ------              -----------
              27                Financial Data Schedule