Form 10-Q
period 1999-11-30
SPEEDFAM IPEC INC
filed 2000-01-14
CIK 949301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1999

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

        Registrant's telephone number, including area code (480) 705-2100

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (January 7, 2000).

                  Common Stock, no par value: 29,448,841 shares

                               SPEEDFAM-IPEC, INC.


                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I            FINANCIAL INFORMATION

         Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       November 30, 1999 and May 31, 1999...............................................    2

                       Condensed Consolidated Statements of Operations
                       Three and Six Months Ended November 30, 1999 and 1998............................    3

                       Condensed Consolidated Statements of Cash Flows
                       Six Months Ended November 30, 1999 and 1998......................................    4

                       Notes to Condensed Consolidated Financial Statements.............................    5

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...........................................................    10

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk..........................    19



PART II           OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders.................................    20

         Item 6.    Exhibits and Reports on Form 8-K....................................................    20

SIGNATURE...............................................................................................    21

EXHIBIT INDEX

         Exhibit-27  Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

                SPEEDFAM-IPEC, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         November 30,           May 31,
                                                                             1999                1999
                                                                         ------------         -----------
                                ASSETS

 Current assets:
    Cash and cash equivalents                                             $  62,788           $  97,003
    Short-term investments                                                   72,932              50,020
    Trade accounts receivable, net                                           80,068              76,808
    Inventories                                                              78,285              80,744
    Other current assets                                                      9,409               9,790
                                                                         ------------         -----------
      Total current assets                                                  303,482             314,365
 Investments in affiliates                                                   21,707              25,360
 Property, plant and equipment, net                                          85,458              88,997
 Other assets                                                                13,710              15,056
                                                                         ------------         -----------
      Total assets                                                        $ 424,357           $ 443,778
                                                                         ============         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Current portion of long-term debt                                     $   1,377           $   1,275
    Accounts payable and due to affiliates                                   28,427              25,101
    Customer deposits                                                         3,654               1,490
    Accrued expenses                                                         32,904              42,764
                                                                         ------------         -----------
      Total current liabilities                                              66,362              70,630
                                                                         ------------         -----------
 Long-term liabilities:
    Long-term debt                                                          115,559             116,129
    Other liabilities                                                         8,033              10,269
                                                                         ------------         -----------
      Total long-term liabilities                                           123,592             126,398
                                                                         ------------         -----------
 Stockholders' equity:
 Common stock, no par value, 96,000 shares authorized, 29,442 and
       29,392 shares issued and outstanding at November 30, 1999
       and May 31, 1999, respectively                                             1                   1
    Additional paid-in capital                                              427,537             427,290
    Accumulated deficit                                                   (195,764)           (180,311)
    Accumulated comprehensive income (loss)                                   2,629               (230)
                                                                         ------------         -----------
      Total stockholders' equity                                            234,403             246,750
                                                                         ------------         -----------
        Total liabilities and stockholders' equity                        $ 424,357           $ 443,778
                                                                         ============         ===========



     See Accompanying Notes to Condensed Consolidated Financial Statements.

                SPEEDFAM-IPEC, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Three and Six Months Ended November 30, 1999 and 1998
            (dollars and shares in thousands, except per share data)



                                                              Three Months Ended             Six Months Ended
                                                                 November 30,                   November 30,
                                                          -------------------------       -------------------------
                                                             1999            1998           1999            1998
                                                          ---------       ---------       ---------       ---------
 Revenue:
   Net sales                                              $  55,354       $  48,113       $ 105,681       $ 113,097
   Commissions from affiliate                                   423             152             423             737
                                                          ---------       ---------       ---------       ---------
     Total revenue                                           55,777          48,265         106,104         113,834
Cost of sales                                                37,737          39,261          72,897          85,660
                                                          ---------       ---------       ---------       ---------
     Gross margin                                            18,040           9,004          33,207          28,174
   Research and development                                  13,298          16,115          26,189          31,626
   Selling, general and administrative                       12,663          15,948          24,923          31,226
                                                          ---------       ---------       ---------       ---------
Operating loss                                               (7,921)        (23,059)        (17,905)        (34,678)
 Other income, net                                            5,415             828           5,328           3,334
                                                          ---------       ---------       ---------       ---------
Loss from consolidated companies before income taxes         (2,506)        (22,231)        (12,577)        (31,344)
Income tax benefit                                             --            (4,581)           --            (5,677)
                                                          ---------       ---------       ---------       ---------
Loss from consolidated companies                             (2,506)        (17,650)        (12,577)        (25,667)
Equity in net earnings (loss) of affiliates                  (1,984)            701          (2,876)          1,429
                                                          ---------       ---------       ---------       ---------
Net loss                                                  $  (4,490)      $ (16,949)      $ (15,453)      $ (24,238)
Cumulative dividend on preferred stock                         --               (51)           --               (72)
                                                          ---------       ---------       ---------       ---------
 Net loss attributable to common stockholders             $  (4,490)      $ (17,000)      $ (15,453)      $ (24,310)
                                                          =========       =========       =========       =========

 Net loss per share:
    Basic and diluted                                     $   (0.15)      $   (0.59)      $   (0.53)      $   (0.85)
                                                          =========       =========       =========       =========

 Weighted average number of shares:
    Basic and diluted                                        29,435          28,807          29,419          28,742
                                                          =========       =========       =========       =========




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                SPEEDFAM-IPEC, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended November 30, 1999 and 1998
                             (dollars in thousands)

                                                                                           Six Months Ended
                                                                                             November 30,
                                                                                 -------------------------------------
                                                                                       1999                1998
                                                                                 ----------------   ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                         $ (15,453)          $ (24,238)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
       June 1998 IPEC net income                                                         --                (2,232)
       Equity in net earnings (loss) of affiliates                                      2,876              (1,429)
       Depreciation and amortization                                                    8,821               9,557
       Dividend from affiliate                                                           --                   521
       Gain on the sale of Fujimi Corporation                                          (5,603)               --
       Other                                                                             (178)                339
       Changes in assets and liabilities:
         (Increase) decrease in trade accounts receivable                              (3,354)             24,005
         Decrease in inventories                                                        3,878               3,528
         (Increase) decrease in other current assets                                      378              (3,261)
         Increase (decrease) in accounts payable and due to affiliates                  3,604             (19,186)
          Decrease in customer deposits and accrued expenses                          (11,642)             (5,273)
                                                                                    ---------           ---------
   Net cash used in operating activities                                              (16,673)            (17,669)
                                                                                    ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                                                 (48,888)            (39,141)
   Maturities of short-term investments                                                25,976              31,066
   Proceeds from the sale of short-term investments                                      --                35,849
   Proceeds from the sale of Fujimi Corporation                                        10,000                --
   Proceeds from licensing technology and transfer of associated assets                 2,335                --
   Proceeds form sales of assets                                                         --                   600
   Redemption of cash surrender value of life insurance                                 1,024                --
   Capital expenditures                                                                (7,032)            (18,628)
   Other investing activities                                                            (692)               (612)
                                                                                    ---------           ---------
   Net cash provided by (used in) investing activities                                (17,277)              9,134
                                                                                    ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options and employee stock plan purchases              247               1,522
   Principal payments on long-term debt                                                  (467)               (779)
                                                                                    ---------           ---------
   Net cash provided by (used in) financing activities                                   (220)                743
                                                                                    ---------           ---------
   Effects of foreign currency rate changes on cash                                       (45)                 (8)
                                                                                    ---------           ---------
   Net decrease in cash and cash equivalents                                          (34,215)             (7,800)
   Cash and cash equivalents at beginning of year                                      97,003             104,482
                                                                                    ---------           ---------
   Cash and cash equivalents at November 30, 1999 and 1998                          $  62,788           $  96,682
                                                                                    =========           =========
   Cash paid for:
     Interest                                                                       $   3,665           $   3,674
                                                                                    =========           =========
     Income taxes                                                                   $       0           $     253
                                                                                    =========           =========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                SPEEDFAM-IPEC, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (dollars and shares in thousands, except per share amounts)


(1)     BASIS OF PRESENTATION

           The condensed consolidated financial statements included herein have been prepared by management without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 1999, as filed with the Securities and Exchange Commission on August 30, 1999 as part of its Annual Report on Form 10-K. In the opinion of management the information furnished herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented. Results of operations for the three and six months ended November 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year.

(2)      LOSS PER SHARE

             Basic loss per common share is based upon the weighted average number of common shares outstanding. Diluted loss per common share assumes the exercise of all options which are dilutive, whether exercisable or not. The dilutive effect of stock options is measured under the treasury stock method. Employee stock options outstanding during the six months ended November 30, 1999 and 1998 were not included in the computation of diluted loss per share because the effect would be antidilutive.

(3)     INVENTORIES

             The components of inventory were:

                                            November 30,               May 31,
                                               1999                     1999
                                            ------------             ----------
              Raw materials                 $   51,018               $   48,082
              Work-in-process                   19,301                   23,428
              Finished goods                     7,966                    9,234
                                            ----------               ----------
                                            $   78,285               $   80,744
                                            ==========               ==========

(4)     SHORT-TERM INVESTMENTS

              In August, 1998 the Company recorded a realized gain of $46 from the sale of tax exempt short-term investments, classified as held-to-maturity securities, with a carrying value of $35,803. The proceeds of $35,849 were re-invested. The Company sold investments originally intended to be held-to-maturity to take advantage of more favorable rates of return available on taxable securities. The Company's short-term investments are now classified as available-for-sale. The short-term investments are recorded at fair market value and an unrealized loss of $444 and $252 is included as part of accumulated other comprehensive income (loss) within stockholders' equity at November 30 and May 31, 1999, respectively.

(5)     INVESTMENTS IN AFFILIATES

              The Company owns a 50% interest in SpeedFam-IPEC Co., Ltd. The Company's equity interest in SpeedFam-IPEC Co., Ltd. was $21,707 and $21,764 at November 30, 1999 and at May 31, 1999, respectively, based on the balance sheet of SpeedFam-IPEC Co., Ltd. at October 31, 1999 and April 30, 1999, respectively. Condensed consolidated financial statements of SpeedFam-IPEC Co., Ltd., which are consolidated on a fiscal year that ends April 30, are as follows:

                                 BALANCE SHEETS

                                                                           OCTOBER 31,             APRIL 30,
                                                                              1999                   1999
                                                                        -----------------     -----------------
                                      Assets

            Total current assets                                           $    83,914           $    81,760
            Property, plant and equipment, net                                  39,004                36,003
            Other assets                                                        15,678                10,759
                                                                           -----------           -----------
                     Total assets                                          $   138,596           $   128,522
                                                                           ===========           ===========
                       Liabilities and Stockholders' Equity

            Total current liabilities                                      $    60,573           $    57,789
            Long-term debt                                                      25,809                19,607
            Other long-term liabilities                                          8,800                 7,599
            Stockholders' equity                                                43,414                43,527
                                                                           -----------           -----------
                  Total liabilities and stockholders' equity               $   138,596           $   128,522
                                                                           ===========           ===========

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                         Three Months Ended             Six Months Ended
                                                            October 31,                    October 31,
                                                         -------------------           -------------------
                                                         1999           1998           1999           1998
                                                         ----           ----           ----           ----
     Net sales                                         $ 24,785       $ 33,415       $ 44,719       $ 73,038
     Costs and operating expenses                        32,108         31,641         55,418         69,406
                                                       --------       --------       --------       --------
     Earnings (loss) before income taxes                 (7,323)         1,774        (10,699)         3,632
     Income taxes                                        (3,112)           918         (4,174)         2,100
                                                       --------       --------       --------       --------
     Net earnings (loss) before minority interest        (4,211)           856         (6,525)         1,532
     Minority interest                                       41           (113)          (172)          (345)
                                                       --------       --------       --------       --------
     Net earnings (loss)                                 (4,252)           969         (6,353)         1,877

     Beginning retained earnings                         38,225         41,028         40,326         41,162
     Transfers to capital                                  --               (4)          --               (4)
     Dividends                                             --             --             --           (1,042)
                                                       ========       ========       ========       ========
     Ending retained earnings                          $ 33,973       $ 41,993       $ 33,973       $ 41,993
                                                       ========       ========       ========       ========


              The Company pays a commission to SpeedFam-IPEC Co., Ltd. on sales of equipment produced by the Company in the U. S. and exported to Pacific Rim customers through SpeedFam-IPEC Co., Ltd. As of November 30, 1999 the Company had accrued $2,200 of commission expense to SpeedFam-IPEC Co., Ltd.

              In the second quarter of fiscal year 2000, the Company sold its 50% interest in a joint venture, Fujimi Corporation, to its 50% partner, Fujimi Incorporated. Total proceeds from the sale were $10,000. The gain on the sale of $5.6 million is classified as other income, net in the accompanying condensed consolidated statements of income for the three and six months ended November 30, 1999.


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

(7)     COMPREHENSIVE LOSS

        The Company's comprehensive loss was as follows:

                               COMPREHENSIVE LOSS

                                                            Three Months Ended                   Six Months Ended
                                                               November 30,                         November 30,
                                                          -----------------------             -----------------------
                                                          1999               1998             1999               1998
                                                          ----               ----             ----               ----
        Net loss                                        $ (4,490)          $(17,000)        $(15,453)          $(24,310)
        Other comprehensive income (loss):
          Foreign currency translation adjustments         2,118              4,233            3,051              2,420
          Unrealized holding losses on securities           (192)               (11)            (192)                (7)
                                                        ========           ========         ========           ========
        Comprehensive loss                              $ (2,564)          $(12,778)        $(12,594)          $(21,897)
                                                        ========           ========         ========           ========


                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                                       Unrealized            Accumulated Other
                                           Foreign Currency            Losses on               Comprehensive
                                             Translation               Securities              Income (Loss)
                                           --------------             -------------            -------------
Balance at May 31, 1999                            $   22                  $ (252)                  $ (230)
Six month period change                             3,051                    (192)                    2,859
                                           --------------             -------------            -------------
Balance at November 30, 1999                      $ 3,073                  $ (444)                  $ 2,629
                                           ==============             =============            =============



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

       The following table summarizes the components of the merger, integration, and restructuring costs:

                                                                   Six Month's
                                                                    Activity
                                                                    --------
                                            Accrued at                Cash                 Accrued at
                                           May 31, 1999           Expenditures          November 30, 1999
                                           ------------           ------------          -----------------
Direct merger costs                             $ 3,600               $3,600                        --
Lease termination costs                          14,600                4,334                    10,266
Discontinued product lines                          100                  100                        --
Severance costs                                   4,200                2,763                     1,437
Other costs                                         500                  218                       282
                                         ----------------       -------------           -------------------
                                                $23,000              $11,015                   $11,985
                                         ================       =============           ===================

(9)     BUSINESS SEGMENT INFORMATION

              The Company classifies its products into three core business segments: (i) the CMP Group, which is comprised of the Company's development and production of chemical mechanical planarization systems;
       (ii) the Surface Technology Group, which is comprised of the development and production of high-throughput precision surface processing equipment used in thin film memory disk media and silicon wafer industries; and
       (iii) the Industrial Applications Group, which is comprised of the development and production of high-throughput precision surface processing equipment used in general industrial applications. Information concerning the Company's business segments in the three and six months ended November 30, 1999 and 1998 is as follows:

                                                 Three Months Ended             Six Months Ended
                                                    November 30,                   November 30,
                                             -------------------------       -------------------------
                                               1999            1998            1999            1998
                                             ---------       ---------       ---------       ---------
Revenue:
  Sales to unaffiliated customers:
   CMP Group                                 $  45,596       $  33,763       $  85,380       $  84,647
   Surface Technology Group                      6,307          11,199          14,001          21,770
   Industrial Applications Group                 3,451           3,151           6,300           6,680
                                             ---------       ---------       ---------       ---------
     Total net sales to unaffiliated
     customers                                  55,354          48,113         105,681         113,097
                                             ---------       ---------       ---------       ---------

Commissions from affiliate:
   Surface Technology Group                        423             192             423             677
   Industrial Applications Group                    --             (40)             --              60
                                             =========       =========       =========       =========
     Total revenue                           $  55,777       $  48,265       $ 106,104       $ 113,834
                                             =========       =========       =========       =========

Segment operating loss:
   CMP Group                                 $  (4,429)      $ (16,955)      $  (9,768)      $ (21,965)
   Surface Technology Group                       (209)         (3,084)           (609)         (5,035)
   Industrial Applications Group                   934             409           1,164             950
                                             ---------       ---------       ---------       ---------
     Total segment operating loss               (3,704)        (19,630)         (9,213)        (26,050)

General corporate income (expense), net          1,563          (3,391)         (2,740)         (6,500)
Interest expense, net                             (365)            790            (624)          1,206
                                             ---------       ---------       ---------       ---------

Loss from consolidated companies before
income taxes                                 $  (2,506)      $ (22,231)      $ (12,577)      $ (31,344)
                                             =========       =========       =========       =========


(10)    RECLASSIFICATIONS

              Certain reclassifications have been made in the financial statements for the three and six months ended November 30, 1998 to conform to the fiscal 2000 presentation.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenue:

                                                      Three Months Ended            Six Months Ended
                                                          November 30,                November 30,
                                                      --------------------        --------------------
                                                       1999          1998          1999          1998
                                                      ------        ------        ------        ------
Revenue:
   Net sales                                            99.2%         99.7%         99.6%         99.4%
   Commissions from affiliate                            0.8           0.3           0.4           0.6
                                                      ------        ------        ------        ------
     Total revenue                                     100.0         100.0         100.0         100.0
Cost of sales                                           67.7          81.3          68.7          75.2
                                                      ------        ------        ------        ------
   Gross margin                                         32.3          18.7          31.3          24.8
   Research and development                             23.8          33.5          24.7          27.8
   Selling, general and administrative                  22.7          33.0          23.5          27.5
                                                      ------        ------        ------        ------
Operating loss                                         (14.2)        (47.8)        (16.9)        (30.5)
 Other income, net                                       9.7           1.7           5.0           3.0
                                                      ------        ------        ------        ------
Loss from consolidated companies before income
 taxes                                                  (4.5)        (46.1)        (11.9)         27.5
Income tax benefit                                       0.0          (9.5           0.0          (5.0)
                                                      ------        ------        ------        ------
Loss from consolidated companies                        (4.5)        (36.6)        (11.9)        (22.5)
Equity in net earnings (loss) of affiliates             (3.5)          1.5          (2.7)          1.2
                                                      ------        ------        ------        ------
Net loss                                                (8.0)%       (35.1)%       (14.6)%       (21.3)%
                                                      ======        ======        ======        ======


              Net Sales. Net sales for the second quarter of fiscal 2000 were $55.4 million, up 15.0% from net sales of $48.1 million in the second quarter of fiscal 1999. Net sales for the six months ended November 30, 1999, were $105.7 million, down 6.6% against net sales of $113.1 million in the first six months of fiscal 1999. Sales of CMP systems totaled $45.6 million, or 82.4% of net sales, up 35.0% from the $33.8 million, or 70.2% of net sales, in the second quarter of fiscal 1999. Sales of CMP systems increased in the second quarter of fiscal 2000 from the prior year due to an increase in demand for semiconductor manufacturing equipment, driven primarily by manufacturers in the Far East. Sales of CMP systems for the first six months of fiscal year 2000 were

     $85.4 million, or 80.8% of net sales, compared to $84.6 million, or 74.9% of net sales, for the first six months of fiscal 1999.

     Sales of the Surface Technology Group in the second quarter of fiscal 2000 accounted for $6.3 million, or 11.4% of net sales, as compared to $11.2 million, or 23.3% of net sales in the second quarter of fiscal 1999. Sales of the Surface Technology Group in the first six months of fiscal 2000 were $14.0 million, or 13.2% of net sales, compared to $21.8 million, or 19.2% of net sales, for the first six months of fiscal 1999. During the first quarter and first six months of fiscal 2000, thin film memory disk manufacturers continued to experience manufacturing over-capacity which in turn reduced capital spending. In addition, this over-capacity situation has created a larger market for used equipment making it even more difficult to sell the new equipment the Company supplies from its U.S. operations. The decline in sales from the Surface Technology Group was also due to continued slowdown in the silicon wafer market. This slowdown was due to the ongoing manufacturing over-capacity caused by various factors including die shrink and increased production efficiencies.
     The Company expects the slowdown in these markets to continue for at least the next 12 months.

     Sales in the second quarter of fiscal 2000 of the Industrial Applications Group were $3.5 million, or 6.2% of net sales, compared to $3.1 million, or 6.5% of net sales in the second quarter of fiscal 1999. Sales of the Industrial Applications Group in the first six months of fiscal 2000 were $6.3 million, or 6.0% of net sales, compared to $6.7 million, or 5.9% of net sales, for the first six months of fiscal 1999.

              Commissions from Affiliate. Commissions from affiliate in the second quarter and first six months of fiscal 2000 were $423,000, compared to $152,000 and $737,000 recorded in the second quarter and first six months of fiscal 1999, respectively. The decrease in the first six months was due to the continued slowdown in the thin film memory disk and silicon wafer markets. The Company believes that capital equipment spending will continue to be weak in the thin film memory and silicon wafer industries through the next 12 months.

              Gross Margin. In the second quarter of fiscal 2000, gross margin was $18.0 million, or 32.3% of total revenue, compared to $9.0 million, or 18.7% of total revenue, in the second quarter of fiscal 1999. Gross margin dollars and gross margin percentages increased due to an increase in total revenue in the second quarter of fiscal 2000 compared to the prior year period, as well as increased production efficiencies as a merged company. For the first six months of fiscal 2000, gross margin was $33.2 million, or 31.3% of total revenue, compared to $28.2 million, or 24.8% of total revenue in the first six months of fiscal 1999. The increase in the gross margin dollars and gross margin percentages reflects the continued integration of the respective merged company's production lines, the outsourcing of sub-component manufacturing and the reduction of cycle times. As a result, the Company believes gross margin percentages will continue to increase compared to the prior year.

              Research and Development. In the second quarter of fiscal 2000, research and development expense decreased to $13.3 million, or 23.8% of total revenue, compared to $16.1 million, or 33.5% of total revenue, in the second quarter of fiscal 1999. In the six months ended November 30, 1999, research and development expense decreased to $26.2 million, or 24.7% of total revenue, compared to $31.6 million, or 27.8% of total revenue, in the same period of fiscal 1999. The decrease in both the three and six month periods ended November 30, 1999 was due to management's efforts to realign the Company's research and development efforts around critical and key programs while eliminating duplicate projects.

              Selling, General and Administrative. In the second quarter of fiscal 2000, selling, general and administrative expense decreased to $12.7 million, or 22.7% of total revenue, from $15.9 million, or 33.0% of total revenue, in the second quarter of fiscal 1999. Selling, general and administrative expense decreased to $24.9 million, or 23.5% of total revenue, in the first six months of fiscal 2000, from $31.2 million, or 27.5% of total revenue, in the first six months of fiscal 1999. The decrease in selling, general and administrative expense in the three and six months ended November 30, 1999, compared to the prior year resulted primarily from management's efforts to reduce costs and eliminate functional duplications throughout the merged company.

              Other Income, Net. Other income increased to $5.4 million in the second three months of fiscal 2000 from $828,000 of other income in the same period of fiscal 1999. This increase resulted from a $5.6 million gain recorded in the second quarter of fiscal 2000 on the sale of the Company's 50% interest in its joint venture, Fujimi Corporation. In the first six months of fiscal 2000, other income was $5.3 million, compared to $3.3 million recorded in the same period of fiscal 1999. The increase in other income in the first six months of fiscal 2000 over the prior year was due to the gain described above. In the first quarter of fiscal 1999, the Company recorded a gain arising from the collection of insurance proceeds for a CMP tool, which was destroyed in transit.

              Provision for Income Taxes. At the end of fiscal 1999, as well as at the end of the second quarter of fiscal 2000, the Company established a valuation allowance for deferred tax assets generated by its operating losses and is in a net operating loss carryforward position. As a result, the effective tax rate for the second quarter and first six months of fiscal 2000 was zero. While the Company will reassess its tax situation each quarter, the Company expects that its effective tax rate will be zero at least throughout fiscal 2000.

              Equity in Net Earnings (Loss) of Affiliates. For the second quarter of fiscal 2000, equity in net earnings (loss) of affiliates decreased to a loss of $2.0 million, compared to $701,000 of net earnings in the second quarter of fiscal 1999. For the first six months of fiscal 2000, equity in the net earnings (loss) of affiliates decreased to a loss of $2.9 million, compared to $1.4 million of earnings in the first six months of fiscal 1999. This decline in both the three and six month periods compared to the to the prior year was due to significantly decreased sales revenue of the Far East Joint Venture. Investments by manufacturers of both silicon wafers and thin film memory disks continue to be weak in fiscal 2000. Also during the second quarter of fiscal 2000, the Far East Joint Venture recorded a charge for certain asset impairments, severance costs and other reorganization charges to account for the slowdown in the thin film memory disk media market and the transition of CMP research and development operations to the Company. The Company's share of this charge was approximately $1.4 million, net of tax. The Company believes that the results of the Far East Joint Venture will be adversely affected in fiscal year 2000 by both a slowdown in demand for equipment sold into the thin film memory disk and silicon wafer markets.

LIQUIDITY AND CAPITAL RESOURCES

              As of November 30, 1999, the Company had $135.7 million in cash, cash equivalents and short-term investments, compared to $147.0 million at May 31, 1999. The Company used $16.7 million of cash in operating activities during the first six months of fiscal 2000. Cash used in operations included the net loss of $15.5 million adjusted for non-cash items of $5.9 million. Non-cash positive adjustments included $8.8 million for depreciation and amortization expense and $2.9 million in equity in the net loss of the Far East Joint Venture. These adjustments were offset by a $5.6 million gain on the sale of Fujimi Corporation, and $200,000 of other items. In addition, $11.6 million in cash was used to pay down accrued expenses primarily due to the payment of liabilities for merger, integration and restructuring costs. Changes in other working capital accounts provided cash of $4.5 million.

              The Company made capital expenditures of $7.0 million in the first six months of fiscal 2000. The majority of the cash was used to fund building improvements, software and equipment purchases. Cash of $2.3 million was provided from the licensing of certain technologies and transferring associated assets. Cash was also used to purchase short-term investments of $48.9 million, partially offset by proceeds of maturing investments totaling $26.0 million.

              During the quarter ended November 30, 1999, the Company sold its 50% interest in its joint venture, Fujimi Corporation, to its 50% partner, Fujimi Incorporated. Proceeds from the sale of the investment in Fujimi Corporation were $10.0 million.

              The Company believes that its current cash, cash equivalents and short-term investments will be sufficient to meet the Company's cash needs during the next 12 months.

              SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for financial years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is evaluating the new Statement's provisions and has not yet determined its impact. The Company will adopt SFAS No. 133 effective June 1, 2002.

YEAR 2000

              In calendar year 1999, the Company completed all of its Year 2000 date review and conversion projects to address all necessary changes, testing and implementation issues. This project encompassed three major areas of review: internal systems (hardware and software), supplier compliance and Company products. To date the Company has not experienced any interruption to its business activities or incurred any impairment to its financial condition or results of operations as a result of passing into calendar year 2000. The Company will continue to monitor its own internal systems and products to determine the impact, if any, of problems associated with the Year 2000.

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

              The Company, and its predecessors, have had losses recently and the Company expects losses in the near future. In the six months of fiscal 2000, the Company recorded a net loss of $15.5 million. In fiscal 1999, the Company had a net loss of $139.9 million. This loss included $53.9 million of various merger, integration and restructuring costs. Direct merger costs primarily consist of professional fees, such as investment banking, legal and accounting for services rendered through the date of the merger. The Company recorded integration and restructuring costs for lease terminations, the write-off of duplicative equipment previously used for demonstration purposes, the writedown of inventory and equipment related to products lines that will no longer be supported, and severance costs resulting from workforce reductions.

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

              The Company's success depends on international sales, particularly in Asia and Europe. International sales accounted for 47.3%, 38.1% and 34.3% of SpeedFam-IPEC's total revenue for the first six months ended November 30, 1999 and fiscal years ended May 31, 1999 and 1998, respectively. The Company expects that international sales will continue to account for a significant portion of total revenue in future periods. International sales are subject to risks, including:

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

              - obtain patents or other intellectual property rights that limit the Company's ability to do business or require the Company to license or cross-license technology o bring costly, time consuming lawsuits

              Third parties hold many patents relating to CMP machines and processes. The Company licenses the right to manufacture CMP machines employing an orbital motion in its Avant Gaard 676, 776 and 876 from a semiconductor manufacturer.

               The Company may be subject to risks associated with acquisitions and dispositions. The Company continually evaluates strategic acquisitions of other businesses and dispositions of portions of its business that it determines are not complementary to it strategy. In November 1999, the Company sold its 50% interest in its joint venture Fujimi Corporation, to its 50% partner Fujimi Incorporated. If the Company were to consummate an acquisition, the Company would be subject to a number risks, including the following:

              - Difficulty in assimilating the acquired operations and retaining acquired personnel;
              - Limits on the Company's ability to retain acquired distribution channels and customers
              -   Disruption of the Company's ongoing business; and
              - Limits on the Company's ability to successfully incorporate acquired technology and rights into its service offerings and maintain uniform standards , controls, procedures and policies.

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

                               SPEEDFAM-IPEC, INC.

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

           At the Company's Annual Meeting of Shareholders held on October 15, 1999, shareholders elected Messrs. James N. Farley, Sanjeev R. Chitre, Richard J. Faubert, Makoto Kouzuma, Neil R. Bonke, Richard S. Hill, Roger D. McDaniel, William Freschi and Kenneth Levy to serve the Company as directors for a one-year term or until their respective successors have been elected. The results of the voting for each director were as follows:

                                           For                 Withheld
                                           ---                 --------
                   Farley              25,375,647              267,292
                   Chitre              25,434,068              208,871
                   Faubert             25,373,568              269,371
                   Kouzuma             25,423,175              219,764
                   Bonke               25,437,136              205,803
                   Hill                25,404,211              238,728
                   McDaniel            25,435,805              207,134
                   Freschi             25,396,192              246,747
                   Levy                25,436,527              206,412

           Shareholders also approved a proposal to amend the 1995 Stock Plan for Employees and Directors of SpeedFam-IPEC, Inc. to increase the initial automatic option grant to eligible directors from an option to purchase 5,000 shares of SpeedFam-IPEC, Inc. common stock to an option to purchase 15,000 shares. The results of the voting for the matter were as follows:

                     For                     Against                 Abstained
                     ---                     -------                 ---------
                  19,667,475                5,948,095                   27,369



Item 6.    Exhibits and Reports on Form 8-K.

             (a)    Exhibits.

                      Exhibit - 27  Financial Data Schedule

             (b) Reports on Form 8-K.

                      No reports on Form 8-K were filed during the quarter ended November 30, 1999.

                               SPEEDFAM-IPEC, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SPEEDFAM-IPEC, INC.



                                          /s/  J. Michael Dodson
                                     ----------------------------------------
Date:    January 14, 2000                  By J. Michael Dodson
                                          Treasurer and Chief Financial Officer
                                          (As Chief Accounting Officer and Duly
                                          Authorized Officer of SpeedFam-IPEC,
                                          Inc.)

                                  EXHIBIT INDEX

            EXHIBIT
            NUMBER                    DESCRIPTION
            ------                    -----------

              27                Financial Data Schedule