Form 10-Q
period 2000-03-04
SPEEDFAM IPEC INC
filed 2000-04-18
CIK 949301

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 4, 2000

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

                       YES    [X]           NO [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 11, 2000).

                  Common Stock, no par value: 29,673,845 shares

                               SPEEDFAM-IPEC, INC.

                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I            FINANCIAL INFORMATION

         Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       March 4, 2000 and May 31, 1999...................................................           2

                       Condensed Consolidated Statements of Operations
                       Three and Nine Months Ended March 4, 2000 and February 28, 1999..................           3

                       Condensed Consolidated Statements of Cash Flows
                           Nine Months Ended March 4, 2000 and February 28, 1999........................           4

                       Notes to Condensed Consolidated Financial Statements.............................           5

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...........................................................           10

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk..........................           17


PART II           OTHER INFORMATION


         Item 6.    Exhibits and Reports on Form 8-K....................................................           18

SIGNATURE...............................................................................................           19

EXHIBIT INDEX

         Exhibit-27  Financial Data Schedule
         Exhibit-99  Audit Committee Charter

                         PART I - FINANCIAL INFORMATION
                              SPEEDFAM-IPEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                      March 4,             May 31,
                                                                                                        2000                1999
                                                                                                      ---------           ---------
                                ASSETS

 Current assets:
   Cash and cash equivalents ...............................................................          $  73,881           $  97,003
   Short-term investments ..................................................................             54,787              50,020
   Trade accounts receivable, net ..........................................................             84,239              76,808
   Inventories .............................................................................             79,296              80,744
   Other current assets ....................................................................              8,962               9,790
                                                                                                      ---------           ---------
     Total current assets ..................................................................            301,165             314,365
Investments in affiliates ..................................................................             19,929              25,360
Property, plant and equipment, net .........................................................             84,610              88,997
Other assets ...............................................................................             13,542              15,056
                                                                                                      ---------           ---------
     Total assets ..........................................................................          $ 419,246           $ 443,778
                                                                                                      =========           =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt .......................................................          $   1,255           $   1,275
   Accounts payable and due to affiliates ..................................................             31,934              25,101
   Customer deposits .......................................................................              2,185               1,490
   Accrued expenses ........................................................................             27,227              42,764
                                                                                                      ---------           ---------
     Total current liabilities .............................................................             62,601              70,630
                                                                                                      ---------           ---------
Long-term liabilities:
   Long-term debt ..........................................................................            115,367             116,129
   Other liabilities .......................................................................              7,412              10,269
                                                                                                      ---------           ---------
     Total long-term liabilities............................................................            122,779             126,398
                                                                                                      ---------           ---------
Stockholders' equity:
Common stock, no par value, 96,000 shares authorized, 29,644 and 29,392 shares issued and outstanding at March 4, 2000
      and May 31, 1999, respectively .......................................................                  1                   1
   Additional paid-in capital ..............................................................            430,318             427,290
   Accumulated deficit .....................................................................           (197,646)           (180,311)
   Accumulated comprehensive income (loss) .................................................              1,193                (230)
                                                                                                      ---------           ---------
     Total stockholders' equity ............................................................            233,866             246,750
                                                                                                      ---------           ---------
       Total liabilities and stockholders' equity ..........................................          $ 419,246           $ 443,778
                                                                                                      =========           =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              SPEEDFAM-IPEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Three and Nine Months Ended March 4, 2000 and February 28, 1999
            (dollars and shares in thousands, except per share data)


                                                                         Three Months Ended                  Nine Months Ended
                                                                     March 4,        February 28,        March 4,       February 28,
                                                                    ---------        ------------       ---------       -----------
                                                                      2000              1999              2000              1999
                                                                    ---------         ---------         ---------         ---------
Revenue:
   Net sales ...............................................        $  72,678         $  52,498         $ 178,359         $ 165,595
   Commissions from affiliate ..............................              380               781               803             1,518
                                                                    ---------         ---------         ---------         ---------
     Total revenue .........................................           73,058            53,279           179,162           167,113
Cost of sales ..............................................           48,589            40,730           121,485           126,390
                                                                    ---------         ---------         ---------         ---------
     Gross margin ..........................................           24,469            12,549            57,677            40,723
                                                                    ---------         ---------         ---------         ---------

Operating expenses:
   Research and development ................................           13,115            14,498            39,304            46,124
   Selling, general and administrative .....................           12,813            16,662            37,737            47,888
                                                                    ---------         ---------         ---------         ---------
     Total operating expenses ..............................           25,928            31,160            77,041            94,012

Operating loss .............................................           (1,459)          (18,611)          (19,364)          (53,289)
 Other income, net .........................................              109               390             5,437             3,724
                                                                    ---------         ---------         ---------         ---------
Loss before income taxes and equity earnings (loss).........           (1,350)          (18,221)          (13,927)          (49,565)
Income tax benefit .........................................               --            (2,332)               --            (8,009)
                                                                    ---------         ---------         ---------         ---------
Loss before equity earnings (loss)..........................           (1,350)          (15,889)          (13,927)          (41,556)
Equity in net earnings (loss) of affiliates ................             (532)              211            (3,408)            1,640
                                                                    ---------         ---------         ---------         ---------
Net loss ...................................................        $  (1,882)        $ (15,678)        $ (17,335)        $ (39,916)
Cumulative dividend on preferred stock .....................               --               (51)               --              (123)
                                                                    ---------         ---------         ---------         ---------
 Net loss attributable to common stockholders ..............        $  (1,882)        $ (15,729)        $ (17,335)        $ (40,039)
                                                                    =========         =========         =========         =========

 Net loss per share:
    Basic and diluted ......................................        $   (0.06)        $   (0.54)        $   (0.59)        $   (1.39)
                                                                    =========         =========         =========         =========

 Weighted average number of shares:

    Basic and diluted ......................................           29,501            28,884            29,447            28,789
                                                                    =========         =========         =========         =========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              SPEEDFAM-IPEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine Months Ended March 4, 2000 and February 28, 1999
                             (dollars in thousands)

                                                                                                           Nine Months Ended
                                                                                                     -----------------------------
                                                                                                      March 4,          February 28,
                                                                                                     ---------           ---------
                                                                                                       2000                1999
                                                                                                     ---------           ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ................................................................................         $ (17,335)          $ (39,916)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
       June 1998 IPEC net income ...........................................................              --                (2,232)
       Equity in net earnings (loss) of affiliates .........................................             3,408              (1,640)
       Depreciation and amortization .......................................................            12,877              14,359
       Dividend from affiliate .............................................................              --                   521
       Gain on the sale of Fujimi Corporation ..............................................            (5,603)               --
       Other ...............................................................................               (91)                887
       Changes in assets and liabilities:
         (Increase) decrease in trade accounts receivable ..................................            (7,600)             14,735
         Decrease in inventories ...........................................................             1,879              13,766
         (Increase) decrease in other current assets .......................................               875              (2,860)
         Increase (decrease) in accounts payable and due to affiliates .....................             7,231             (18,304)
          Decrease in customer deposits, accrued expenses and other liabilities ............           (19,385)             (5,124)
                                                                                                     ---------           ---------
   Net cash used in operating activities ...................................................           (23,744)            (25,808)
                                                                                                     ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments ......................................................           (60,361)            (46,260)
   Maturities of short-term investments ....................................................            55,405              55,639
   Proceeds from the sale of short-term investments ........................................              --                35,849
   Proceeds from the sale of Fujimi Corporation ............................................            10,000                --
   Proceeds from licensing technology and transfer of associated assets ....................             2,335                --
   Proceeds from sales of assets ...........................................................               202                 600
   Redemption of cash surrender value of life insurance ....................................             1,024                --
   Capital expenditures ....................................................................            (8,995)            (26,889)
   Other investing activities ..............................................................            (1,108)               (562)
                                                                                                     ---------           ---------
   Net cash provided by (used in) investing activities .....................................            (1,498)             18,377
                                                                                                     ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options and employee stock plan purchases ...............             3,028               3,447
   Principal payments on long-term debt ....................................................              (765)             (1,286)
                                                                                                     ---------           ---------
   Net cash provided by financing activities ...............................................             2,263               2,161
                                                                                                     ---------           ---------
   Effects of foreign currency rate changes on cash ........................................              (143)               (463)
                                                                                                     ---------           ---------
   Net decrease in cash and cash equivalents ...............................................           (23,122)             (5,733)
   Cash and cash equivalents at beginning of year ..........................................            97,003             104,482
                                                                                                     ---------           ---------
   Cash and cash equivalents at March 4, 2000 and February 28, 1999 ........................         $  73,881           $  98,749
                                                                                                     =========           =========
   Cash paid for:
     Interest ..............................................................................         $   3,753           $   3,809
                                                                                                     =========           =========
     Income taxes ..........................................................................         $       0           $     313
                                                                                                     =========           =========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              SPEEDFAM-IPEC, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (dollars and shares in thousands, except per share amounts)


(1)     BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by management without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 1999, as filed with the Securities and Exchange Commission on August 30, 1999 as part of its Annual Report on Form 10-K. In the opinion of management the information furnished herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented. Results of operations for the three and nine months ended March 4, 2000, are not necessarily indicative of results to be expected for the full fiscal year.

(2)      LOSS PER SHARE

     Basic loss per common share is based upon the weighted average number of common shares outstanding. Diluted loss per common share also assumes the exercise of all options which are dilutive, whether exercisable or not. The dilutive effect of stock options is measured under the treasury stock method. Employee stock options outstanding during the nine months ended March 4, 2000 and February 28, 1999 were not included in the computation of diluted loss per share because the effect would be antidilutive.

(3)     INVENTORIES

             The components of inventory were:

                                                                                            March 4,                         May 31,
                                                                                             2000                             1999
                                                                                            --------                         -------
Raw materials ....................................................                          $54,265                          $48,082
Work-in-process ..................................................                           15,955                           23,428
Finished goods ...................................................                            9,076                            9,234
                                                                                            -------                          -------
                                                                                            $79,296                          $80,744
                                                                                            =======                          =======

(4)     SHORT-TERM INVESTMENTS

     In August, 1998 the Company recorded a realized gain of $46 from the sale of tax exempt short-term investments, classified as held-to-maturity securities, with a carrying value of $35,803. The proceeds of $35,849 were re-invested. The Company sold investments originally intended to be held-to-maturity to take advantage of more favorable rates of return available on taxable securities. The Company's short-term investments are now classified as available-for-sale. The short-term investments are recorded at fair market value and an unrealized loss of $441 and $252 is included as part of accumulated other comprehensive income
(loss) within stockholders' equity at March 4, 2000 and May 31, 1999, respectively.

(5)  INVESTMENTS IN AFFILIATES

         The Company owns a 50% interest in SpeedFam-IPEC Co., Ltd. The Company's equity interest in SpeedFam-IPEC Co., Ltd. was $19,929 and $21,764 at March 4, 2000 and at May 31, 1999, respectively, based on the balance sheet of SpeedFam-IPEC Co., Ltd. at January 31, 2000 and April 30, 1999, respectively. Condensed consolidated financial statements of SpeedFam-IPEC Co., Ltd., which are consolidated on a fiscal year that ends April 30, are as follows:

                                 BALANCE SHEETS

                                                                                                 January 31,               April 30,
                                                                                                    2000                      1999
                                                                                                 -----------               ---------
                                      Assets

Total current assets ...........................................................                  $ 77,763                  $ 81,760
Property, plant and equipment, net .............................................                    36,099                    36,003
Other assets ...................................................................                    15,590                    10,759
                                                                                                  --------                  --------
         Total assets ..........................................................                  $129,452                  $128,522
                                                                                                  ========                  ========
           Liabilities and Stockholders' Equity

Total current liabilities ......................................................                  $ 58,092                  $ 57,789
Long-term debt .................................................................                    23,265                    19,607
Other long-term liabilities ....................................................                     8,237                     7,599
Stockholders' equity ...........................................................                    39,858                    43,527
                                                                                                  --------                  --------
      Total liabilities and stockholders' equity ...............................                  $129,452                  $128,522
                                                                                                  ========                  ========

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                                     Three Months Ended                     Nine Months Ended
                                                                         January 31,                            January 31,
                                                                 ----------------------------          ----------------------------
                                                                   2000               1999               2000               1999
                                                                 ---------          ---------          ---------          ---------
Net sales ..............................................         $  22,610          $  32,344          $  67,329          $ 105,382
Costs and operating expenses ...........................            24,345             32,432             79,763            101,838
                                                                 ---------          ---------          ---------          ---------
Earnings (loss) before income taxes ....................            (1,735)               (88)           (12,434)             3,544
Income taxes ...........................................              (589)               169             (4,763)             2,269
                                                                 ---------          ---------          ---------          ---------
Net earnings (loss) before minority interest ...........            (1,146)              (257)            (7,671)             1,275
Minority interest ......................................               (83)              (204)              (255)              (549)
                                                                 ---------          ---------          ---------          ---------
Net earnings (loss) ....................................            (1,063)               (53)            (7,416)             1,824

Beginning retained earnings ............................            33,973             41,997             40,326             41,162
Dividends ..............................................              --                 --                 --               (1,042)
                                                                 =========          =========          =========          =========
Ending retained earnings ...............................         $  32,910          $  41,944          $  32,910          $  41,944
                                                                 =========          =========          =========          =========

         The Company pays a commission to SpeedFam-IPEC Co., Ltd. on sales of equipment produced by the Company in the U. S. and exported to Pacific Rim customers through SpeedFam-IPEC Co., Ltd. As of March 4, 2000, the Company had accrued $4,509 of commission expense to SpeedFam-IPEC Co., Ltd.

     In the second quarter of fiscal year 2000, the Company sold its 50% interest in a joint venture, Fujimi Corporation, to its 50% partner, Fujimi Incorporated. Total proceeds from the sale were $10,000. The gain on the sale of $5.6 million is classified as other income, net in the accompanying condensed consolidated statements of income for the nine months ended March 4, 2000.

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

(7)     COMPREHENSIVE LOSS

        The Company's comprehensive loss was as follows:

                               COMPREHENSIVE LOSS

                                                                      Three Months Ended                   Nine Months Ended
                                                                  March 4,         February 28,         March 4,        February 28,
                                                                  --------         -----------          --------        -----------
                                                                    2000               1999               2000              1999
                                                                  --------           --------           --------          --------
Net loss ...............................................          $ (1,882)          $(15,729)          $(17,335)         $(40,039)
Other comprehensive income (loss):
  Foreign currency translation adjustments .............            (1,439)              (531)             1,612             1,889
  Unrealized holding losses on securities ..............                 3                  0               (189)               (7)
                                                                  ========           ========           ========          ========
Comprehensive loss .....................................          $ (3,318)          $(16,260)          $(15,912)         $(38,157)
                                                                  ========           ========           ========          ========


                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                           Unrealized            Accumulated Other
                                                              Foreign Currency             Losses on               Comprehensive
                                                                 Translation               Securities              Income (Loss)
                                                              ----------------            -------------          -----------------
Balance at May 31, 1999 ...............................            $    22                  $  (252)                  $  (230)
Nine month period change ..............................              1,612                     (189)                    1,423
                                                                   -------                  -------                   -------
Balance at March 4, 2000 ..............................            $ 1,634                  $  (441)                  $ 1,193
                                                                   =======                  =======                   =======

(8)     MERGER, INTEGRATION, AND RESTRUCTURING COSTS

     In connection with the merger of SpeedFam International, Inc. and Integrated Process Equipment Corp. in April 1999, the Company recorded various merger, integration and restructuring costs. Direct merger costs primarily consist of professional fees, such as investment banking, legal and accounting for services rendered through the date of the merger. The Company recorded integration and restructuring costs for lease terminations, the write-off of duplicative equipment previously used for demonstration purposes, the write-down of inventory and equipment related to product lines that would no longer be supported, and severance costs resulting from workforce reductions. The following table summarizes the components of the merger, integration, and restructuring costs:

                                                                                              Nine Month's
                                                                                                Activity
                                                                                              ------------
                                                                      Accrued at                  Cash                  Accrued at
                                                                     May 31, 1999             Expenditures            March 4. 2000
                                                                     ------------             ------------            -------------
Direct merger costs .....................................               $ 3,600                  $ 3,600                     --
Lease termination costs .................................                14,600                    5,803                    8,797
Discontinued product lines ..............................                   100                      100                     --
Severance costs .........................................                 4,200                    2,917                    1,283
Other costs .............................................                   500                     --                        500
                                                                        -------                  -------                  -------
                                                                        $23,000                  $12,420                  $10,580
                                                                        =======                  =======                  =======

(9)     BUSINESS SEGMENT INFORMATION

     The Company classifies its products into three core business segments: (i) the CMP Group, which is comprised of the Company's development and production of chemical mechanical planarization systems; (ii) the Surface Technology Group, which is comprised of the sales and support of high-throughput precision surface processing equipment used in thin film memory disk media and silicon wafer industries; and (iii) the Industrial Applications Group, which is comprised of the development and production of high-throughput precision surface processing equipment used in general industrial applications. Information concerning the Company's business segments in the three and nine months ended March 4, 2000 and February 28, 1999 is as follows:

                                                                    Three Months Ended                    Nine Months Ended
                                                               March 4,          February 28,          March 4,         February 28,
                                                              ---------          ------------         ---------         ------------
                                                                2000                1999                2000                1999
                                                              ---------           ---------           ---------           ---------
Revenue:
  Sales to unaffiliated customers:
   CMP Group .......................................          $  62,082           $  37,704           $ 147,462           $ 122,351
   Surface Technology Group ........................              6,889              11,919              20,890              33,689
   Industrial Applications Group ...................              3,707               2,875              10,007               9,555
                                                              ---------           ---------           ---------           ---------
     Total net sales to unaffiliated
     customers .....................................             72,678              52,498             178,359             165,595
                                                              ---------           ---------           ---------           ---------

Commissions from affiliate:
   Surface Technology Group ........................                702                 781               1,125               1,458
   Industrial Applications Group ...................               (322)               --                  (322)                 60
                                                              ---------           ---------           ---------           ---------
     Total revenue .................................          $  73,058           $  53,279           $ 179,162           $ 167,113
                                                              =========           =========           =========           =========

Segment operating profit (loss):

   CMP Group .......................................          $   2,395           $ (12,691)          $  (7,373)          $ (34,656)
   Surface Technology Group ........................               (407)             (1,861)             (1,016)             (6,896)
   Industrial Applications Group ...................                386                 (58)              1,550                 892
                                                              ---------           ---------           ---------           ---------
     Total segment operating profit (loss) .........             (2,374)            (14,610)             (6,839)            (40,660)

General corporate expense, net .....................             (3,576)             (3,855)             (6,316)            (10,355)
Interest income (expense), net .....................               (148)                244                (772)              1,450
                                                              ---------           ---------           ---------           ---------

Loss before income taxes and
equity earnings (loss) .............................          $  (1,350)          $ (18,221)          $ (13,927)          $ (49,565)
                                                              =========           =========           =========           =========

(10)    RECLASSIFICATIONS

              Certain reclassifications have been made in the financial statements for the three and nine months ended February 28, 1999 to conform to the fiscal 2000 presentation.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of earnings data for the periods indicated as a percentage of total revenue:

                                                                      Three Months Ended                   Nine Months Ended
                                                                    March 4,    February 28,            March 4,    February 28,
                                                                    ------------------------            ------------------------
                                                                     2000              1999              2000              1999
                                                                    ------            ------            ------            ------
Revenue:
   Net sales ...............................................          99.5%               98.5%             99.6%             99.1%
   Commissions from affiliate ..............................           0.5                 1.5               0.4               0.9
                                                                    ------            --------            ------            ------
     Total revenue .........................................         100.0               100.0             100.0             100.0
Cost of sales ..............................................          66.5                76.4              67.8              75.6
                                                                    ------            --------            ------            ------
  Gross margin .............................................          33.5                23.6              32.2              24.4
                                                                    ------            --------            ------            ------
Operating expenses:
   Research and development ................................          18.0                27.2              21.9              27.6
   Selling, general and administrative .....................          17.5                31.3              21.1              28.7
                                                                    ------            --------            ------            ------
       Total operating expenses ............................          35.5                58.5              43.0              56.3
                                                                    ------            --------            ------            ------
Operating loss .............................................          (2.0)              (34.9)            (10.8)            (31.9)
   Other income, net .......................................           0.2                 0.7               3.0               2.2
                                                                    ------            --------            ------            ------
Loss from before income taxes and equity earnings (loss) ...          (1.8)              (34.2)             (7.8)            (29.7)
Income tax benefit .........................................           0.0                (4.4)              0.0              (4.8)
                                                                    ------            --------            ------            ------
Loss before equity earnings (loss) .........................          (1.8)              (29.8)             (7.8)            (24.9)
Equity in net earnings (loss) of affiliates ................          (0.8)                0.4              (1.9)              1.0
                                                                    ------            --------            ------            ------
Net loss ...................................................          (2.6)%             (29.4)%            (9.7)%           (23.9)%
                                                                    ======            ========            ======            ======

              Net Sales. Net sales for the third quarter of fiscal 2000 were $72.7 million, up 38.4% from net sales of $52.5 million in the third quarter of fiscal 1999. Net sales for the nine months ended March 4, 2000, were $178.4 million, up 7.7% from net sales of $165.6 million in the first nine months of fiscal 1999. Sales of CMP systems totaled $62.1 million, or 85.4% of net sales, up 64.7% from the $37.7 million, or 71.8% of net sales, in the third quarter of fiscal 1999. Sales of CMP systems increased in the third quarter of fiscal 2000 from the prior year due to an increase in demand for semiconductor manufacturing equipment, driven primarily by manufacturers in the Far East and Europe. Sales of CMP systems for the first nine months of fiscal year 2000 were $147.5 million, or 82.7% of net sales, compared to $122.4 million, or 73.9% of net sales, for the first nine months of fiscal 1999.

     Sales of the Surface Technology Group in the third quarter of fiscal 2000 accounted for $6.9 million, or 9.5% of net sales, as compared to $11.9 million, or 22.7% of net sales in the third quarter of fiscal 1999. Sales of the Surface Technology Group in the first nine months of fiscal 2000 were $20.9 million, or 11.7% of net sales, compared to $33.7 million, or 20.3% of net sales, for the first nine months of fiscal 1999. During the third quarter and first nine months of fiscal 2000, thin film memory disk manufacturers continued to experience manufacturing over-capacity which in turn reduced capital spending. In addition, this over-capacity situation has created a larger market for used equipment making it even more difficult to sell the new equipment the Company markets. While the Company continues to actively pursue niche consumable sales, the Company does not foresee a return of volume equipment sales to the Thin Film Memory Disk market in the near term. The decline in sales from the Surface Technology Group was also due to continued slowdown in the silicon wafer market. This slowdown was due to the ongoing manufacturing over-capacity caused by various factors including die shrink and increased production efficiencies. However, the Company is seeing signs that over-capacities in the Silicon Wafer market segment are ending and the Company may see improved sales in this market over the next twelve months.

     Sales in the third quarter of fiscal 2000 of the Industrial Applications Group were $3.7 million, or 5.1% of net sales, compared to $2.9 million, or 5.5% of net sales in the third quarter of fiscal 1999. Sales of the Industrial Applications Group in the first nine months of fiscal 2000 were $10.0 million, or 5.6% of net sales, compared to $9.6 million, or 5.8% of net sales, for the first nine months of fiscal 1999.

     Commissions from Affiliate. Commissions from affiliate in the third quarter and first nine months of fiscal 2000 were $380,000 and $803,000, respectively, compared to $781,000 and $1.5 million recorded in the third quarter and first nine months of fiscal 1999, respectively. The decrease in the third quarter and first nine months compared to prior year was due to the continued slowdown in the thin film memory disk and silicon wafer markets.

      Gross Margin. In the third quarter of fiscal 2000, gross margin was $24.5 million, or 33.5% of total revenue, compared to $12.5 million, or 23.6% of total revenue, in the third quarter of fiscal 1999. Gross margin dollars and gross margin percentages increased due to an increase in total revenue in the third quarter of fiscal 2000 compared to the prior year period, as well as increased production efficiencies as a merged company. For the first nine months of fiscal 2000, gross margin was $57.7 million, or 32.2% of total revenue, compared to $40.7 million, or 24.4% of total revenue in the first nine months of fiscal 1999. The increase in the gross margin dollars and gross margin percentages is due to increased production efficiencies as a merged company. The Company believes that gross margin percentages in the fourth quarter of fiscal 2000 are not expected to increase over the gross margin percentages in the third quarter of fiscal 2000, but will increase compared to the prior year rates.

      Research and Development. In the third quarter of fiscal 2000, research and development expense decreased to $13.1 million, or 18.0% of total revenue, compared to $14.5 million, or 27.2% of total revenue, in the third quarter of fiscal 1999. In the nine months ended March 4, 2000, research and development expense decreased to $39.3 million, or 21.9% of total revenue, compared to $46.1 million, or 27.6% of total revenue, in the same period of fiscal 1999. The decrease in both the three and nine month periods ended March 4, 2000, was due to management's efforts to realign the Company's research and development efforts around critical and key programs while eliminating duplicate projects.

      Selling, General and Administrative. In the third quarter of fiscal 2000, selling, general and administrative expense decreased to $12.8 million, or 17.5% of total revenue, from $16.7 million, or 31.3% of total revenue, in the third quarter of fiscal 1999. Selling, general and administrative expense decreased to $37.7 million, or 21.1% of total revenue, in the first nine months of fiscal 2000, from $47.9 million, or 28.7% of total revenue, in the first nine months of fiscal 1999. The decrease in selling, general and administrative expense in the three and nine months ended March 4, 2000, compared to the prior year resulted primarily from management's efforts to reduce costs and eliminate functional duplications throughout the merged company.

      Other Income, Net. Other income decreased to $109,000 in the third quarter of fiscal 2000 from $390,000 of other income in the same period of fiscal 1999. In the first nine months of fiscal 2000, other income was $5.4 million, compared to $3.7 million recorded in the same period of fiscal 1999. The increase in other income in the first nine months of fiscal 2000 over the prior year resulted from a $5.6 million gain recorded in the second quarter on the sale of the Company's 50% interest in its joint venture, Fujimi Corporation. In the first quarter of fiscal 1999, the Company recorded a gain arising from the collection of insurance proceeds for a CMP tool, which was destroyed in transit.

      Provision for Income Taxes. At the end of fiscal 1999, as well as at the end of the third quarter of fiscal 2000, the Company established a valuation allowance for deferred tax assets generated by its operating losses and is in a net operating loss carry-forward position. As a result, the effective tax rate for the third quarter and first nine months of fiscal 2000 was zero.

      Equity in Net Earnings (Loss) of Affiliates. For the third quarter of fiscal 2000, equity in net earnings (loss) of affiliates decreased to a loss of $532,000, compared to $211,000 of net earnings in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, equity in the net earnings
(loss) of affiliates decreased to a loss of $3.4 million, compared to $1.6 million of earnings in the first nine months of fiscal 1999. This decline in both the three and nine month periods compared to the prior year was due to significantly decreased sales revenue of the Far East Joint Venture. Investments by manufacturers of both silicon wafers and thin film memory disks continue to be weak in fiscal 2000. Also during the second quarter of fiscal 2000, the Far East Joint Venture recorded a charge for certain asset impairments, severance costs and other reorganization charges to account for the slowdown in the thin film memory disk media market and the transition of CMP research and development operations to the Company. The Company's share of this charge was approximately $1.4 million, net of tax. The Company believes that the results of the Far East Joint Venture will be adversely affected in fiscal year 2000 by both a slowdown in demand for equipment sold into the thin film memory disk and silicon wafer markets.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 4, 2000, the Company had $128.7 million in cash, cash equivalents and short-term investments, compared to $147.0 million at May 31, 1999. The Company used $23.7 million of cash in operating activities during the first nine months of fiscal 2000. Cash used in operations included the net loss of $17.3 million adjusted for non-cash items of $10.6 million. Non-cash positive adjustments included $12.9 million for depreciation and amortization expense and $3.4 million in equity in the net loss of the Far East Joint Venture. These adjustments were offset by a $5.6 million gain on the sale of Fujimi Corporation and other items. In addition, $19.4 million in cash was used to pay down accrued expenses and other liabilities primarily due to the payment of liabilities for merger, integration and restructuring costs. Cash also decreased due to a $7.6 million increase in accounts receivable, as a result of the revenue growth in the third quarter of fiscal year 2000. Changes in other working capital accounts provided cash of $10.0 million.

      The Company made capital expenditures of $9.0 million in the first nine months of fiscal 2000. The majority of the cash was used to fund building improvements, software and equipment purchases. Cash of $2.3 million was provided from the licensing of certain technologies and transferring associated assets. Cash was also used to purchase short-term investments of $60.4 million, offset by proceeds of maturing investments totaling $55.4 million.

      During the second quarter of fiscal year 2000, the Company sold its 50% interest in its joint venture, Fujimi Corporation, to its 50% partner, Fujimi Incorporated. Proceeds from the sale of the investment in Fujimi Corporation were $10.0 million.

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

         Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements, and is effective in the Company's first quarter of fiscal year 2001. The Company is evaluating the provisions of the new Staff Accounting Bulletin and has not yet determined its impact.


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

      The Company, and its predecessors, have had losses recently. In the first nine months of fiscal 2000, the Company recorded a net loss of $17.3 million. In fiscal 1999, the Company had a net loss of $139.9 million. This loss included $53.9 million of various merger, integration and restructuring costs. Direct merger costs primarily consist of professional fees, such as investment banking, legal and accounting for services rendered through the date of the merger. The Company recorded integration and restructuring costs for lease terminations, the write-off of duplicative equipment previously used for demonstration purposes, the writedown of inventory and equipment related to products lines that will no longer be supported, and severance costs resulting from workforce reductions.

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

              - The Company expects competitors to continue to improve their existing technology and introduce new products. This could cause a decline in the Company's sales or lead to intensified price based competition.

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

     The Company's success depends on international sales, particularly in Asia and Europe. International sales accounted for 64.0%, 38.1% and 34.3% of SpeedFam-IPEC's total revenue for the first nine months ended March 4, 2000 and fiscal years ended May 31, 1999 and 1998, respectively. The Company expects that international sales will continue to account for a significant portion of total revenue in future periods.

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

                               SPEEDFAM-IPEC, INC.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

             (a) Exhibits.

                           Exhibit - 27  Financial Data Schedule

                           Exhibit - 99  Audit Committee Charter

             (b) Reports on Form 8-K.

                           Form 8-K was filed on December 7, 1999, relating to the sale of the company's 50% interest in its Joint Venture, Fujimi Corporation.

                           Form 8-K was filed on January 25, 2000, relating to the Company's change in fiscal year.

                               SPEEDFAM-IPEC, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SPEEDFAM-IPEC, INC.



                                         /s/  J. Michael Dodson
                                         --------------------------------------
Date:    April 18, 2000                   By J. Michael Dodson
                                         Treasurer and Chief Financial Officer
                                         (As Chief Accounting Officer and
                                         Duly Authorized Officer of
                                         SpeedFam-IPEC, Inc.)

                                  EXHIBIT INDEX

            EXHIBIT
            NUMBER                    DESCRIPTION
            ------                    -----------
              27                Financial Data Schedule

              99                Audit Committee Charter