Form 10-K
period 2000-06-03
SPEEDFAM IPEC INC
filed 2000-08-10
CIK 949301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended June 3, 2000

Commission file number 0-26784

SpeedFam-IPEC, Inc.

(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization) 305 North 54th Street Chandler, Arizona (Address of principal executive offices)	36-2421613 (I.R.S. Employer Identification No.) 85226 (Zip Code)

Registrant’s Telephone Number: (480) 705-2100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

      State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant: $408,323,953 as of July 31, 2000.

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 29,895,142 as of July 31, 2000.

Documents incorporated by reference:

      Part III, Proxy Statement relating to the 2000 Annual Meeting of Shareholders (except for the report of the compensation committee of the board of directors and the performance graph).

i

Item 1.  Business

      SpeedFam-IPEC, Inc. (the Company) was incorporated in Illinois in 1959 as SpeedLap Corporation. Effective April 6, 1999, Integrated Process Equipment Corp. (IPEC), a supplier of chemical mechanical planarization (or CMP) systems, merged into a wholly owned subsidiary of SpeedFam International, Inc. Following the merger, SpeedFam International, Inc. changed its name to SpeedFam-IPEC, Inc. The Company operates through three wholly owned subsidiaries, SpeedFam-IPEC Corporation in the U.S. (SpeedFam-IPEC U.S.), and SpeedFam-IPEC Limited (SpeedFam-IPEC U.K.) and SpeedFam-IPEC GmbH (SpeedFam-IPEC Germany) in Europe. The Company also owns 50% of SpeedFam-IPEC Co., Ltd. (together with its subsidiaries and joint ventures, the Far East Joint Venture).

      The Company designs, develops, manufactures, markets and supports CMP systems used in the fabrication of semiconductor devices and also manufactures other high-throughput precision surface processing systems. The Company’s flat surface processing systems are used in general industrial applications markets. The Company also markets and distributes polishing liquids (slurries), parts and consumables used in its customers’ manufacturing processes.

      Unless the context otherwise requires, the “Company” and “SpeedFam-IPEC” refer to SpeedFam-IPEC, Inc., an Illinois corporation, and its wholly owned subsidiaries. The Company’s principal executive offices are located at 305 North 54th Street, Chandler, Arizona 85226 and its telephone number is (480) 705-2100.

      Effective December 1, 1999, the Company changed its fiscal year from the twelve-month period ended May 31 to a 52 or 53 week period ending on the Saturday nearest May 31. Accordingly, the 2000 fiscal year ended on June 3 and contained 53 weeks, whereas the previous two fiscal years ended on May 31 and contained 52 weeks. All references to years relate to fiscal years unless otherwise noted.

Joint Ventures

      Since 1971, the Company has owned a 50% interest in the Far East Joint Venture. The remaining 50% is owned by Obara Corporation, a publicly traded Japanese company that supplies products to the automotive industry. The Far East Joint Venture designs and manufactures most of the equipment sold by the Company to the thin film memory disk media and silicon wafer markets in the U.S. and Europe. It also distributes such products in the Far East and provides sales and service channels in the Far East for products manufactured by the Company, including distribution of the Company’s CMP systems to manufacturers of semiconductor devices. In June 2000, the Company announced an agreement which will transfer full ownership of the CMP operations in the Far East to the Company. Per the agreement, Obara Corporation will assume the business operations for non CMP activities. This agreement is expected to close during the first six months of 2001.

      In 1984, the Company and Fujimi Incorporated formed Fujimi Corporation (the Fujimi Joint Venture), an Illinois corporation. Fujimi Incorporated and the Company each owned 50% of the common stock of the Fujimi Joint Venture. Fujimi Incorporated is a publicly traded Japanese manufacturer of abrasives. In the second quarter of 2000, the Company sold its 50% interest in the Fujimi Joint Venture to its 50% partner, Fujimi Incorporated. The Fujimi Joint Venture sold slurries manufactured by Fujimi Incorporated, primarily to silicon wafer, thin film memory disk and general industrial manufacturers in North and South America.

Industry Background

      The semiconductor industry has experienced significant growth over the past decade due to increased demand for personal computers and the internet; the expansion of the telecommunications industry (especially wireless communications); the emergence of new applications such as consumer electronics products; and the increased semiconductor content in electronics systems. Significant performance advantages and lower prices for integrated circuits have contributed to the growth and expansion of the semiconductor industry over time.

      The semiconductor market is cyclical by nature, however, characterized by short-term periods of either under or over supply for both memory and logic devices. When demand decreases, semiconductor manufacturers typically slow their purchasing of capital equipment; conversely, when demand increases, so does capital spending. The late 1990’s also saw the emergence of a new trend, driven by the increasingly rapid pace with which the size of the circuitry on the chip is decreasing. When chips decrease in size, circuits can operate more quickly. With size reduction more chips can also be produced on a given wafer size, and the yield per manufacturing machine increases. So, with decreasing chip size, more chips can be produced per machine, and the need to build new manufacturing plants decreases, in particular, for pure capacity expansion. New equipment featuring the latest technological advances, however, must often be purchased to manufacture the smaller-sized chips and in many cases is retrofitted into existing manufacturing facilities.

Products

      The Company offers the broadest range of CMP systems currently available to the semiconductor industry. The Company’s product lines include both orbital and rotational technology.

      CMP is a process used to change the characteristics of the surface of a semiconductor wafer. CMP is a complex science, often involving multiple steps, each at a specified set of process parameters such as polishing speed, pressure, time, and temperature, as well as slurry pH and particle size, hardness and shape. CMP improves the flatness (planarity), smoothness and optical properties of a surface. One typical flat polishing system consists of a moving platen that is covered with a polishing pad, in combination with a polishing liquid (or slurry) containing abrasive particles that impinge on the surface, thereby creating the desired surface qualities. This liquid slurry can be chemically active such that the surface of the component being polished is chemically modified, thus accelerating and improving the polishing process.

      Orbital CMP Systems. The Company’s orbital CMP systems incorporate an advanced polishing technique developed in conjunction with a major semiconductor manufacturer. Planarization in these systems is achieved by the downward pressure from and rotational motion of the upper wafer carrier against the orbital motion of the lower polishing platen, which has a polishing pad attached to its surface. The use of orbital polishing technology in conjunction with other enhancements offered on the Company’s orbital platforms provides customers with improved polish flexibility in a smaller footprint tool. Moreover, the Company’s orbital systems incorporate an innovative polish slurry delivery method that delivers the slurry through the polishing pad directly to the wafer surface. This slurry delivery method is designed to increase throughput and improve process control and planarity, and therefore yield to the device manufacturer, as well as reduce the consumption of slurry compared to conventional methods, which deposit slurry on the pad surface.

•	The AvantGaard 676 features four independent heads, allowing simultaneous polishing of four wafers and offers one of the industry’s smallest footprints. This system is capable of polishing either oxide or metal layers. The AvantGaard 676 was initially designed solely to planarize metal layers and has been adopted for this purpose in volume production by a majority of the customers that have purchased the system.

•	The AvantGaard 776 is based on the same four-head orbital polishing technology as the AvantGaard 676. The AvantGaard 776 integrates CMP, metrology and wafer cleaning in a single unit that requires less clean room space than separate CMP and post-CMP cleaning equipment.

•	The MomentumTM product, announced in July 2000, is a highly flexible, universal tool that processes copper, shallow-trench isolation (STI), tungsten, oxide and other advanced applications. MomentumTM was developed to address the industry’s growing need for an advanced level of process capability for geometry shrinks to 0.13 micron. The tool features a new polishing system that combines SpeedFam-IPEC’s industry proven rotational and orbital technologies. The system integrates tunable, adaptable carrier technology and edge control (APT™), a stable, highly flexible new polishing technique (Next™), and a newly designed cleaner. The system also integrates Intelligent In-line Inspection technology (I3TM) with closed-loop control metrology for maximum effective throughput and reduced cost of ownership. The system and processes for the MomentumTM product are scalable to 300mm.

  Rotational CMP Systems.

•	The Avanti® 472, introduced in 1994, is a fully automated, single wafer planarization system for polishing oxide or metal layers on silicon wafers from four to eight inches in diameter. In addition to the planarization of oxide layers, the system planarizes layers of metal interconnects, including tungsten, aluminum and copper.

•	The Company’s AurigaTM system is a five head, two polishing table CMP system capable of processing 50-60 wafers per hour. The AurigaTM system, which began shipping commercially in November 1996, is used for oxide and metal (tungsten) applications. The system incorporates full cassette-to-cassette automation. Robotics remove the wafers from the cassette and places them into the buffer tray. The wafers are then staged for batch pickup by the polishing heads. Once secured by the polishing heads, the wafers are moved onto the primary polishing pad and the process is initiated. The polishing table, covered with a flat polishing pad, rotates at a variable speed throughout the polishing cycle. Upon completion of the initial polish, the wafers are transported either to a rinsing station or to a second polishing table for an additional polishing or buffing step. The wafers are then rinsed and placed into the output buffer tray, scrubbed on both sides with a wet polyvinyl alcohol brush and placed wet into the output cassettes. The system is self-enclosed, and has its own air filtration and air flow management system. The AurigaTM offers compatibility with all commonly used slurry chemistries.

•	In 1998, the Company introduced the Auriga-CTM, which integrates cleaning and drying technology into the Company’s CMP system thereby providing a complete dry-in/dry-out system. The design of the Auriga-CTM is based upon the replacement of the automation module on the AurigaTM with a new automation module, which incorporates the cleaning technology.

•	The Auriga VisionTM is the latest tool derived from the industry proven AurigaTM platform. Announced in July 2000, the Auriga VisionTM provides complete dry-in/dry-out CMP processing in a high throughput tool. With an advanced carrier design, in-table end-point system, HF capable dual-station cleaner and computer integrated manufacturing automation, this low cost of ownership tool is suited for fabs producing devices in the most cost-competitive markets. The Auriga VisionTM is targeted at the 0.18 and 0.13 micron technology nodes for memory manufacturers.

      Thin Film Memory Disk Media Polishing Products. The Company sells polishing machines, pre-deposition cleaning machines and grinding machines for producing aluminum, nickel-plated and alternative substrates for the thin film memory disk media market.

      Semiconductor Wafer Polishing Products. The Company supplies chemical mechanical polishing, double-sided lapping and edge polishing systems to the semiconductor substrates market.

      The Company’s line of double-sided lapping systems is available in various sizes and is used to create the initial flatness and thickness of the silicon wafer after it has been sliced. The lapping process removes saw marks remaining after slicing and provides a surface finish suitable for subsequent polishing processes. The double-sided polishers for silicon wafer polishing are also available.

      The Company also utilizes a line whereby a chemical mechanical polishing process removes the shallow damage layer remaining from previous process steps to attain the specified flatness and surface finish.

      The edge polishing technology was developed and introduced for the purpose of making the wafer’s edge easier to clean, thereby increasing semiconductor device manufacturing yields.

      General Industrial Products. The Company offers a broad line of lapping, grinding and polishing systems for the general industrial market. The line includes approximately 35 models of single-side processing machines, double-side processing machines and in-line grinding systems. The product offering is available in a wide range of sizes from a 12-inch plate diameter up to a 150-inch plate diameter. Each system typically consists of a specialized machining plate, a rotating spindle, a means to fix and apply pressure to the workpieces, an abrasive distribution system and a control system.

Customers

      The Company sells its products to leading manufacturers of semiconductor devices, thin film memory disks, semiconductor wafers and various general industrial applications. During the last three years, the majority of the Company’s total revenue has been derived from the sale of CMP products and services. In

2000, 1999 and 1998, sales to semiconductor device manufacturers were 84.0%, 74.2% and 74.8% of total revenue, respectively. In 2000, 1999 and 1998, sales to thin film memory disk media and silicon wafer manufacturers were 10.6%, 19.6% and 21.4% of total revenue, respectively. In 2000, 1999 and 1998, sales to manufacturers of general industrial components were 5.4%, 6.2% and 3.8% of total revenue, respectively

      Sales to two customers in 2000 accounted for 11.1% and 11.8% of the Company’s total revenue. In 1999, sales to two customers accounted for 10.5% and 11.4% of the Company’s total revenue and in 1998 sales to one customer accounted for 19.4% of the Company’s total revenue. No other customer accounted for 10% or more of the Company’s total revenue during these periods. The Company’s ten largest customers accounted for 64.9%, 60.8% and 53.4% of the Company’s total revenue in 2000, 1999 and 1998, respectively.

Sales and Marketing

      The Company markets and sells its products in North America through a combination of direct sales personnel and distributors. The Company sells directly to all the industries it serves and in addition uses a network of 10 regional distributors for its general industrial product lines. In its European operations, the Company uses direct sales personnel and a small number of distributors. For CMP products, the Company uses a distributor who sells in Germany, France, the Netherlands, Belgium, Italy, Scandinavia, Spain and Switzerland. After the merger, SpeedFam-IPEC’s relationship with a distributor in Japan was discontinued because the Company markets and sells its products in the Far East through the sales and marketing arm of the Far East Joint Venture. Most of the equipment sold to the thin film memory disk media and silicon wafer markets is manufactured by the Far East Joint Venture.

      The Company’s sales strategy emphasizes direct interaction with customers, particularly in the semiconductor device, silicon wafer and memory disk industries, where ongoing customer support and service are critical. The Company’s direct sales force is divided into focused units for each of the industries it serves.

      The Company’s sales offices are in Chandler, Arizona; Austin, Texas; Portland, Oregon; Des Plaines, Illinois; Taiwan; Seoul, Korea; India; Singapore; Hong Kong; and Shanghai, China. To enhance its sales capabilities, the Company maintains process development and demonstration laboratories throughout the U.S. and Europe. Sales and marketing activities in the Far East are conducted primarily by the Far East Joint Venture. The Company also has direct sales personnel in the SpeedFam-IPEC U.K. and SpeedFam-IPEC Germany offices.

      The Company’s marketing strategy includes involvement with SEMATECH, Inc., a consortium of major semiconductor manufacturers and equipment suppliers, attendance at Semicon, Diskcon, IMTS and other trade shows worldwide and participation in technical conferences, which include the presentation of technical papers written by customers, university scientists and the Company’s own senior technologists. The Company believes these initiatives serve to promote acceptance of the Company’s products and process technologies in the semiconductor, thin film memory disk and other industries.

Service and Support

      The Company believes that providing highly responsive service is an essential factor in providing a total solution to its customers. In order to provide customers with experienced service and support personnel, the Company has structured its service operations into distinct service units responsible for each of the semiconductor device, thin film memory disk media, semiconductor wafer and general industrial products industries. Elements of the Company’s service and support program include system installation and process certification, process support, machine repair, providing spare parts inventories, internal training programs, external customer training, documentation and formation of customer user groups. For large users of the Company’s systems, the Company often creates a customized service arrangement designed to meet the specific requirements of the customer.

      The Company generally provides a one-year warranty on all equipment it sells and in certain instances the Company has provided a warranty period in excess of one year. Field and technical service personnel provide warranty service, post-warranty service, and equipment installations. Additionally, the Company utilizes a distributor in Europe for CMP field and technical services in Germany, France, the Netherlands, Belgium, Italy, Scandinavia, Spain and Switzerland. A sales and service distributor is also used in Israel. Field and technical service engineers are located in other various locations throughout the world, including dedicated site-specific engineers in place at certain customer locations pursuant to contractual arrangements. The Company also provides service and maintenance training as well as process application training for its customers’ personnel. The Company maintains an extensive inventory of spare parts at its primary locations and at its satellite service sites. This provides the Company the ability to provide same day or overnight delivery for many parts.

Backlog

      Backlog of orders for capital equipment, parts, consumables and slurries was approximately $93.1 million on July 31, 2000, compared to $45.4 million on July 31, 1999. The Company’s backlog does not include orders for capital equipment or other products manufactured by the Far East Joint Venture and distributed by the Company in the U.S. and Europe for which the Company receives commissions. The time between the placing of orders and shipment of parts, consumables and slurries is significantly less than for capital equipment and as a result, the Company’s backlog consists mostly of orders for capital equipment. The Company includes in its backlog only those customer orders for which it has accepted signed purchase orders with assigned delivery dates within 12 months. Orders generally carry a stipulation that customers may incur a penalty in the event of cancellation. However, there can be no assurance that orders will not be canceled by customers or that the Company will obtain a meaningful penalty payment. As a result of systems and equipment ordered and shipped in the same quarter, possible changes in delivery schedules, occasional cancellation of orders and delays in product shipments, the Company’s backlog at any particular date may not be indicative of actual sales for any succeeding period.

Research and Development

      The capital equipment market, and in particular the semiconductor capital equipment market in which the Company competes, is characterized by rapid technological development and product innovation. The Company’s research and development efforts are currently focused on enhanced performance for finer geometries in oxide and tungsten applications while developing new process capabilities for emerging shallow-trench isolation, copper, and 300mm applications. The Company’s research and development expenditures during 2000, 1999 and 1998 were approximately $53.7 million, $61.8 million and $67.2 million, respectively.

      Because of the complex and highly specialized design, testing, and manufacturing requirements of the Company, research and development employees must be experienced in a wide range of engineering disciplines. These primary disciplines include process development, mechanical engineering, software engineering, electrical engineering and test engineering. Development programs are organized around cross-functional project teams including leaders for engineering, manufacturing, marketing and customer support. Teams are lead by program managers responsible for concurrent activity across all functional areas. The Company believes that this approach provides flexibility and allows the Company to shorten time to market for new products and processes.

      In order to respond to developing technologies in the semiconductor industry, the Company augments its internal development capabilities by seeking cooperative research and product development relationships with industry participants. Three such relationships are currently active: alliances with other capital equipment suppliers; joint development projects with customers; and sponsorship of university research.

      During 2000, the Company developed its advanced CMP system, which combines SpeedFam-IPEC’s industry-proven rotational and orbital technologies. The MomentumTM product was developed to address the industry’s growing need for an advanced level of process capability, continued geometry shrinks down to 0.13 micron and CMP challenges for applications such as copper and STI in advanced semiconductor device manufacturing. MomentumTM is a highly flexible system, which can be configured to provide world-class process results for oxide, tungsten, copper and STI. In addition, the Company developed the Auriga VisionTM which extends the capabilities of the AurigaTM system down to 0.13 micron, with a new carrier, end-point detection, enhanced cleaner and computer-integrated manufacturing automation. These systems were both introduced in July 2000.

Manufacturing

      The Company generally assembles its equipment and systems from components and fabricated parts manufactured and supplied by third parties, including stainless steel plates, gears, frames and weldments, power supplies, process controllers, robots and polishing heads. Certain of the items manufactured by others are made to the Company’s specifications. All final assembly and system tests are performed within the Company’s manufacturing/assembly facilities. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. Substantially all of the Company’s products sold to manufacturers of general industrial components are manufactured in its Illinois facility. Most of the equipment sold to the thin film memory disk media and silicon wafer markets is manufactured by the Far East Joint Venture. The Company’s CMP system development and manufacturing are located at the Company’s headquarters in Chandler, Arizona and in June 2000, the Company completed the expansion of this CMP manufacturing facility, which nearly doubled the overall manufacturing space.

Competition

      The Company competes in several distinct markets. These markets include the semiconductor device equipment market (specifically for CMP), the thin film memory disk media equipment market, the semiconductor wafer equipment market, the general industrial applications market, and the related parts and consumables market. In all markets, the Company competes on the basis of technology, overall cost of ownership, product quality, price, availability, size of installed base, breadth of product line and customer service and support.

      The Company faces substantial competition from both established competitors and from potential new entrants, some of which have substantially greater financial, engineering, manufacturing and marketing resources than the Company. The Company expects its competitors to improve the design and performance of their products. There can be no assurance that the Company’s competitors will not develop enhancements or acquire new technologies through business acquisitions that will offer price or performance features superior to those offered by the Company. In the semiconductor device equipment market, the Company faces significant competition from current competitors including Applied Materials, Inc. and Ebara Corporation, and any others that may enter this market in the future. In addition, certain of the Company’s competitors have longer-standing relationships than the Company with particular customers, including device manufacturers. These longer-standing relationships may make it more difficult for the Company to sell its CMP systems to such semiconductor device manufacturers. Consolidation among CMP equipment suppliers or the acquisition of CMP equipment suppliers by large, established suppliers of non-CMP capital equipment to semiconductor device manufacturers or others could materially adversely affect the Company’s ability to compete and would have a material adverse effect on the Company’s results of operations.

      Competition in the general industrial products market is fragmented with no one competitor currently holding a dominant position. The Company faces significant competitive pressure in the sale of slurries, particularly with regard to pricing, which has resulted in decreased margins for certain products of the Company in recent periods. In the thin film memory disk slurry market, the Company competes primarily with Praxair, a large chemical company that manufactures and sells its own products.

Employees

      As of July 31, 2000, the Company had approximately 1,020 full time employees in the U.S. and Europe. From time to time, the Company uses temporary employees to respond more rapidly to fluctuations in assembly and product demand and to better control the labor component of its manufacturing costs. None of the Company’s employees is represented by a labor union and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

Intellectual Property

      The Company currently holds 127 United States patents and 113 foreign patents in Japan and several Asian and European countries. As of July 31, 2000, the Company has 143 United States patent applications pending and 226 foreign patent applications pending. In addition, the Company believes that such factors as continued innovation, technical expertise and know-how of its personnel and other factors are also important. The Company also owns 10 U.S. trademark registrations and numerous foreign trademarks.

      The Company licenses the right to manufacture CMP machines employing the orbital motion used in its AvantGaard 676, 776, 876 and MomentumTM products from a semiconductor manufacturer.

      There can be no assurance that the Company’s pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. There can be no assurance that any of these rights held by the Company will not be challenged, invalidated or circumvented, or that such rights will provide competitive advantages to the Company.

      There are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any unresolved claims by third parties that the Company is infringing intellectual property rights of such third parties. There can be no assurance that infringement claims will not be asserted by third parties in the future. There also can be no assurance in the event of such claims of infringement that the Company will be able to obtain licenses on reasonable terms, if at all. The Company’s involvement in any patent dispute or other intellectual property dispute or action could have a material adverse effect on the Company’s business. Adverse determinations in any litigation relating to intellectual property could possibly subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling one or more of its products. Any of these events could have a material adverse effect on the Company.

Executive Officers of the Company

		Held Present	Other Positions Held
Name and Position	Age	Office Since	During Past Five Years

Makoto Kouzuma	60	1999	President and Chief Executive Officer,
Vice Chairman of the Board			Chief Operating Officer, Executive Vice President

Richard J. Faubert	52	1999	Vice President of the T.V. and
President and Chief Executive Officer			Telecommunications Test Business Unit of Tektronix, Inc.

J. Michael Dodson	39	1999	Vice President, Corporate Controller and
Chief Financial Officer			Chief Accounting Officer of Novellus Systems, Inc.

Giovanni N. Nocerino	48	2000	Executive Vice President of CVC, Inc.
Executive Vice President of Sales, Marketing and Service			(now Veeco Instruments); Vice President and General Manager at Varian; Executive Vice President and member of the Board at Sony Materials Research Company

Saket Chadda	34	2000	Senior Section Manager at Atmel
Chief Technical Officer			Corporation; Project Manager at OnTrak Systems, Inc; Senior Development Engineer Specialist at Philips Semiconductors

Robert R. Smith	56	1974
Managing Director of SpeedFam-IPEC, U.K.

Item 2.  Properties.

      The Company’s operations are conducted primarily in three buildings in Chandler, Arizona and one building in Des Plaines, Illinois. Two of the Chandler buildings are owned by the Company and consist of approximately 245,000 square feet. The other building is leased and is approximately 26,000 square feet. These buildings house the main manufacturing operation, research and development, various administrative and customer support offices, corporate headquarters and a state-of-the-art applications and customer demonstration lab. In June 2000, the Company completed the expansion of its CMP manufacturing facility, which nearly doubled the overall manufacturing space. The Des Plaines, Illinois building is owned by the Company and consists of approximately 42,000 square feet. It houses the Industrial Applications Group.

      The Company also leases 22,000 square feet in Portland, Oregon, which is used for research and development and also houses the northwest field service operation. The central region field service operation is housed in a 20,000 square foot leased facility in Austin, Texas.

      SpeedFam-IPEC U.K. is located in Hinckley, England and owns a 9,000 square foot facility used for demonstration, customer service, sales and administration purposes. SpeedFam-IPEC GmbH leases 2,000 square feet of office space in Ingelfingen, Germany.

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

      The Company believes that its current properties will be sufficient to meet the Company’s requirements for the foreseeable future.

Item 3.  Legal Proceedings.

      The Company is not presently involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Number of
Stockholders of
Record as of
Title of Class	July 31, 2000

Common Stock, no par value	176

      The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “SFAM.” Public trading of the Common Stock commenced on October 10, 1995. Prior to that time, there was no public market for the Company’s Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock as reported by Nasdaq for the periods indicated:

	High		Low

1999

First Quarter	$20	3/4	$12	3/8

Second Quarter	18	5/16	9	1/4

Third Quarter	21	5/16	14

Fourth Quarter	16	11/16	10	1/16

2000

First Quarter	$18	3/8	$8	11/16

Second Quarter	14	3/8	9	9/16

Third Quarter	29	7/8	10

Fourth Quarter	29	1/8	11	1/8

2001

First Quarter through July 31, 2000	$22	1/4	$13	14/16

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

Item 6.  Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

      The consolidated statements of operations data for the years ended June 3, 2000 and May 31, 1999 and 1998 and the consolidated balance sheet data as of June 3, 2000 and May 31, 1999 are derived from the Company’s consolidated financial statements and notes thereto which have been audited by KPMG LLP, independent public accountants and are included elsewhere herein. The consolidated statements of operations data for the years ended May 31, 1997 and 1996 and the consolidated balance sheet data as of May 31, 1998, 1997 and 1996 are derived from the Company’s consolidated financial statements but are not included herein. The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s consolidated financial statements, appearing elsewhere herein.

	Fiscal Year Ended

	2000	1999	1998	1997	1996

	(in thousands, except per share data)

Consolidated Statements of Operations Data:

Net sales	$274,048	$216,425	$374,268	$318,112	$268,860

Cost of sales	184,527	194,989	231,332	186,343	163,722

Gross margin	89,521	21,436	142,936	131,769	105,138

Operating expenses:

Research, development and engineering	53,714	61,817	67,182	43,717	27,373

Selling, general and administrative	52,356	68,237	72,916	56,234	45,575

Purchased research and development	—	—	—	—	36,961

Merger, integration and restructuring	—	40,300	—	17,601	—

Operating profit (loss)	(16,549)	(148,918)	2,838	14,217	(4,771)

Other income (expense)	5,649	4,297	3,510	(1,162)	(108)

Income (loss) before income taxes	(10,900)	(144,621)	6,348	13,055	(4,879)

Income tax expense (benefit)	—	(3,930)	29,584	5,086	(2,133)

Income (loss)	(10,900)	(140,691)	(23,236)	7,969	(2,746)

Equity in net earnings (loss) of affiliates(1)	(3,278)	916	4,418	7,068	5,204

Net income (loss) from continuing operations	(14,178)	(139,775)	(18,818)	15,037	2,458

Loss from discontinued operations	—	—	(10,578)	(28,564)	(1,294)

Net income (loss)	(14,178)	(139,775)	(29,396)	(13,527)	1,164

Cumulative dividend on preferred stock	—	(174)	(244)	(284)	(579)

Net income (loss) attributable to common stockholders	$(14,178)	$(139,949)	$(29,640)	$(13,811)	$585

Net income (loss) per common share:

Basic:

From continuing operations	$(0.48)	$(4.84)	$(0.69)	$0.67	$0.13

From discontinued operations	$—	$—	$(0.39)	$(1.27)	$(0.07)

	Fiscal Year Ended

	2000	1999	1998	1997	1996

	(in thousands, except per share data)

Net income (loss) attributable to common stockholders	$(0.48)	$(4.84)	$(1.08)	$(0.62)	$0.03

Diluted:

From continuing operations	$(0.48)	$(4.84)	$(0.69)	$0.62	$0.11

From discontinued operations	$—	$—	$(0.39)	$(1.19)	$(0.06)

Net income (loss) attributable to common stockholders	$(0.48)	$(4.84)	$(1.08)	$(0.57)	$0.03

Weighted average shares used in per share calculations:

Basic	29,503	28,890	27,469	22,441	19,592

Diluted	29,503	28,890	27,469	24,088	21,953

Consolidated Balance Sheet Data:

Working capital	$238,196	$243,735	$374,426	$205,918	$84,893

Total assets	435,080	443,778	575,653	404,565	292,685

Long-term debt, less current maturities	115,162	116,129	117,078	19,818	25,346

Stockholders’ equity	236,970	246,750	384,136	288,317	188,376

(1)	Includes $(3.8) million, $0.1 million, $2.8 million, $5.5 million, and $4.8 million for the 2000 through 1996 years, respectively, attributable to the Company’s share of net earnings (loss) from the Far East Joint Venture, accounted for on the equity method. See the consolidated financial statements of the Far East Joint Venture included elsewhere herein. The remainder represents the Company’s share of net earnings from the Fujimi Joint Venture.

      Set forth below is certain selected financial information with respect to the Far East Joint Venture, which has been derived from consolidated financial statements, which have been audited by KPMG LLP. Such information should be read in conjunction with the consolidated financial statements and notes thereto of the Far East Joint Venture (SpeedFam-IPEC Co., Ltd.) appearing elsewhere herein.

	Year Ended April 30,

	2000	1999	1998

	(in thousands)

Consolidated Statements of Operations Data:

Net sales	$108,000	$136,232	$221,738

Gross profit	29,631	36,956	56,586

Operating profit (loss)	(9,355)	2,330	10,964

Net earnings (loss) (1)	(7,526)	206	5,863

Consolidated Balance Sheet Data (at period end):

Working capital	$18,782	$23,971	$21,614

Total assets	127,533	128,522	173,282

Long-term debt, less current portion	20,894	20,430	18,945

Stockholders’ equity	39,616	43,527	41,086

(1)	Approximately one-half of such amount is recognized by the Company on the equity method as “equity in net earnings (loss) of affiliates.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      Effective April 6, 1999, Integrated Process Equipment Corp. (IPEC) merged into a wholly owned subsidiary of SpeedFam International, Inc. Following the merger, SpeedFam International, Inc. changed its name to SpeedFam-IPEC, Inc. The merger was accounted for as a pooling of interests. Accordingly, the financial statements of the separate entities were combined and the discussion herein reflects such combination.

      The Company designs, develops, manufactures, markets and supports chemical mechanical planarization (or CMP) systems used in the fabrication of semiconductor devices and other high-throughput precision surface processing systems. The Company’s flat surface processing systems are used in the general industrial components market. In addition, the Company markets and distributes parts, consumables and slurries. The Company’s total revenue consists of net sales of the products described above and service revenues, as well as commissions from affiliates (Commissions) which consist primarily of revenue derived from the distribution by the Company in the U.S. and Europe of products manufactured by SpeedFam-IPEC, Co., Ltd. (the Far East Joint Venture). The Company distributes such products throughout the U.S. and Europe acting as sales agent and receives Commissions thereon. Such amount reflects the difference between the imported equipment’s cost to the Company and sales price to the customer.

      The Company sells its products and services to three market segments: (1) semiconductor device manufacturers (CMP Group), (2) thin film memory disk media and silicon wafer manufacturers (Surface Technology Group or STG), and (3) manufacturers of general industrial components (Industrial Applications Group or IAG). Over the last three years, the majority of the Company’s total revenue has been derived from the sales of products and services by the CMP Group. In 2000, 1999 and 1998, sales to semiconductor device manufacturers were 84.0%, 74.2% and 74.8% of total revenue, respectively.

      In 2000, 1999 and 1998, 69.6%, 37.4% and 34.3%, respectively, of the Company’s total revenue was attributable to sales outside of the United States. In particular, in 2000, 26.6% of the Company’s total revenue was attributable to sales made to European markets and 42.1% was attributable to sales to markets in the Far East. In 1999, 12.4% of the Company’s total revenue was attributable to sales made to European markets and 22.9% was attributable to sales to markets in the Far East.

      Since 1971, the Company has owned a 50% interest in the Far East Joint Venture. The remaining 50% is owned by Obara Corporation, a publicly traded Japanese company that supplies products to the automotive industry. The Far East Joint Venture designs and manufactures most of the equipment sold by the Company to the thin film memory disk media and silicon wafer markets in the U.S. and Europe. It also distributes such products in the Far East and provides sales and service channels in the Far East for products manufactured by the Company, including distribution of the Company’s CMP systems to manufacturers of semiconductor devices. The Company’s equity interest in the Far East Joint Venture is accounted for using the equity method. As a result, the Company’s share of the net earnings (loss) of the Far East Joint Venture appear in the “Equity in net earnings (loss) of affiliates” caption on the Company’s consolidated statements of operations. The Far East Joint Venture has paid dividends in the past, but is expected to reinvest substantially all earnings back into the business. The Company’s share of the net earnings (loss) of the Far East Joint Venture has not in the past resulted and is not expected in the future to result in a material effect on the cash flows of the Company. As of June 3, 2000, the Company’s equity interest in the Far East Joint Venture was $19.8 million, representing 4.6% of the Company’s total assets and 8.4% of stockholders’ equity.

      On June 27, 2000, the Company announced an agreement with Obara Corporation to transfer 100% of the CMP sales and service operations in the Far East region to SpeedFam-IPEC. Per the agreement, Obara Corporation will assume the business operations for non-CMP activities. In conjunction with this agreement, the Company is evaluating its impact on SpeedFam-IPEC’s domestic non-CMP operations. Based upon this ongoing review, as well as the terms of the agreement reached with Obara Corporation, the Company believes it will incur a one-time non-cash charge to operations in the range of $10 million to $20 million in the first half of 2001. The Company believes there will be no material cash outlays in conjunction with finalizing this transaction. After this transaction is completed, the Company will have no ownership in the Far East Joint Venture and, accordingly, will not record equity interest in the joint venture.

      Pursuant to a joint venture agreement dated September 7, 1984, the Company and Fujimi Incorporated formed Fujimi Corporation (the Fujimi Joint Venture), an Illinois corporation. Fujimi Incorporated and the Company each owned 50% of the Fujimi Joint Venture’s common stock. Fujimi Incorporated, a publicly traded company in Japan, is a manufacturer of slurry, abrasives and compounds in Japan. The initial term of the joint venture agreement was for a period of five years. The agreement was in effect until it was terminated in the second quarter of 2000, at which time the Company sold its 50% interest in the joint venture to Fujimi Incorporated. Proceeds from the sale were $10.0 million and the Company recorded a gain on the sale of $6.1 million.

      The Company generally enters into foreign exchange contracts to hedge certain firm commitments denominated in foreign currencies, principally in Japanese yen. The terms of the contracts are rarely more than one year. Currency exchange rate variations have had an immaterial effect on the Company’s results of operations for the periods presented. The results of operations of the Company’s subsidiaries and its equity in the net earnings (loss) of the Far East Joint Venture are translated for financial statement purposes based upon average exchange rates during the period covered. As a result, fluctuations in exchange rates may have an adverse effect on the Company’s results of operations.

      Effective December 1, 1999, the Company changed its fiscal year from the twelve-month period ended May 31 to a 52 or 53 week period ending on the Saturday nearest May 31. Accordingly, the 2000 fiscal year ended on June 3 and contained 53 weeks, whereas the previous two fiscal years ended on May 31 and contained 52 weeks. All references to years relate to fiscal years unless otherwise noted.

Results of Operations

      The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	2000	1999	1998

Net sales	100.0	100.0	100.0

Cost of sales	67.3	90.1	61.8

Gross margin	32.7	9.9	38.2

Operating expenses:

Research, development and engineering	19.6	28.6	18.0

Selling, general and administrative	19.1	31.5	19.4

Merger, integration and restructuring	—	18.6	—

Operating profit (loss)	(6.0)	(68.8)	0.8

Other income, net	2.0	2.0	0.9

Income (loss) before income taxes	(4.0)	(66.8)	1.7

Income tax expense (benefit)	—	(1.8)	7.9

Loss	(4.0)	(65.0)	(6.2)

Equity in net income (loss) of affiliates	(1.2)	0.4	1.2

Net loss from continuing operations	(5.2)%	(64.6)%	(5.0)%

  2000 Compared with 1999

      Net Sales. Net sales for 2000 were $274.0 million, up 26.6% from net sales of $216.4 million in 1999. Sales of CMP systems totaled $230.2 million, or 84.0% of net sales, up 43.3% from the $160.6 million of CMP system sales in 1999. Sales of CMP systems increased significantly in 2000 as a reflection of strong demand for semiconductor manufacturing equipment, which was caused by an increasing demand from semiconductor device manufacturers. Sales volume was higher in 2000 than in 1999 because the semiconductor and semiconductor manufacturing equipment industries recovered from a severe industry downturn (that started in 1998) and entered a new period of growth, driven by customer investments in both capacity and advanced technology to meet rising demand.

      Sales of thin film memory and silicon wafer products in 2000 accounted for $29.2 million, or 10.6% of net sales, as compared to $42.4 million, or 19.6% of net sales in 1999. During 2000, thin film memory disk manufacturers continued to experience manufacturing over-capacity which in turn reduced capital spending. In addition, this over-capacity situation has created a larger market for used equipment making it even more difficult to sell new equipment. While the Company continues to actively pursue consumable sales, the Company does not foresee a return of high volume equipment sales to this market. The silicon wafer market also experienced continued softness in demand due to the ongoing manufacturing over-capacity caused by various factors including available capacity and increased production efficiencies due to the fact that more chips could be produced on a given wafer per machine.

      Sales of products for general industrial applications increased to $14.7 million, or 5.4% of net sales in 2000 compared with $13.3 million, or 6.2% of net sales in 1999 due to increased shipments in European markets.

      Included in net sales are commissions from affiliates which increased to $2.9 million in 2000, compared to $2.2 million in 1999 due to an increase in the Company’s distribution in the U.S. and Europe of products manufactured by the Far East Joint Venture.

      In December 1999, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all publicly held companies. The semiconductor capital equipment industry association and a number of association members have met with the Staff of the SEC to discuss and evaluate the applicability of SAB 101 and various practical implementation considerations. On June 26, 2000, the Staff of the SEC issued Staff Accounting Bulletin No. 101B (SAB 101B), which permitted the delay in the Company’s implementation date of SAB 101 until the fourth quarter of 2001. Accordingly, any shipments previously reported as revenue, including revenue reported during the first nine months of 2001, which do not meet SAB 101’s guidance will be recorded as revenue in future periods. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 and SAB 101B would not involve the restatement of prior financial statements, but would, to the extent applicable, be reported as a change in accounting principle in the fourth quarter of 2001.

      Management believes that SAB 101 and SAB 101B, to the extent that they impact the Company, will not affect the underlying strength or weakness of the business operations as measured by the dollar value of the Company’s product shipments and cash flows.

      Gross Margin. In 2000, gross margin was $89.5 million, or 32.7% of total revenue, compared to $21.4 million, or 9.9% of total revenue, in 1999. Gross margin, both in dollars and as a percentage of total revenue, was up year over year primarily due to an increase in total revenue during 2000 compared to the prior year period, as well as increased production efficiencies as a merged Company. In addition, during 1999 the Company wrote down inventory in the amount of $13.6 million in connection with the merged Company’s new strategic plan to discontinue certain product lines and also increased its allowance for excess inventory and obsolescence. In 1999, the Company faced significant competition in the sale of its products from other equipment manufacturers, in addition to increased customer demands to meet changing process requirements and develop new technologies. As these factors grew in significance in 1999, the Company determined that additional excess and obsolescence reserves were necessary considering the weakness in order activity and lower demand for the Company’s products that became apparent in the fourth quarter of 1999.

      Research, Development and Engineering. In 2000, research, development and engineering expense decreased to $53.7 million, or 19.6% of total revenue, compared to $61.8 million, or 28.6% of total revenue, in 1999. The decrease in research, development and engineering expense was due to management’s efforts to realign the Company’s research and development efforts around critical and key programs while eliminating duplicate projects.

      Selling, General and Administrative. In 2000, selling, general and administrative expense decreased to $52.4 million, or 19.1% of total revenue from $68.2 million, or 31.5% of total revenue, in 1999. The decrease in selling, general and administrative expense, both in dollars and as a percentage of total revenue, resulted primarily from management’s efforts to control expenses which includes eliminating functional duplications throughout the merged Company.

      Merger, Integration and Restructuring. In the fourth quarter of 1999, the Company recorded the following merger, integration and restructuring costs totaling $53.9 million: $6.9 million direct merger costs; $16.9 million lease termination costs including $2.3 million in lease improvement write-offs; $4.2 million write-down of equipment and $19.4 million write-down of inventory due to certain discontinued product lines; $4.7 million related to severance costs and $1.8 million related to other merger, integration and restructuring write-offs and costs. In 1999, merger, integration and restructuring expenses included in operating expenses were $40.3 million, or 18.6% of total revenue. These charges were incurred primarily to close duplicate facilities, record transaction costs, account for certain employee termination benefits and record adjustments and accruals resulting from strategic decisions to discontinue certain product lines and sales and marketing activities as a merged Company. The severance and other related employee costs provided for the reduction of approximately 70 employment positions resulting from facility closures, and the elimination of duplicate positions or positions no longer necessary due to the streamlining of operations. Notification of the planned severance and the amount of the related benefits were made to employees prior to May 31, 1999.

      During 2000, the Company completed the majority of its restructuring activities in accordance with its previously established and announced plans. Through June 3, 2000, the Company incurred $27.0 million in asset write-downs and paid and charged to the liability $17.7 million. The remaining restructuring accrual for lease termination, severance and other expenses associated with the merger was approximately $9.2 million as of June 3, 2000, which the Company believes is adequate to cover the remaining liabilities. Cash expenditures related to the merger, integration and restructuring charges are expected to be $2.0 million for 2001 and paid from cash generated from operations. During 2000, lease terminations payments on certain vacated facilities (which were included in the restructuring charge) primarily related to remaining rent, related utilities and common area maintenance on the closed Phoenix, Arizona manufacturing and administrative facility. The Company also estimated in May 1999, given the then-current real estate market conditions, that it would take approximately 9-12 months to sublease the facility. Sublease activity began in May 2000 (as reflected in the remaining accrual) and is projected to be carried out through the Company’s lease term. The Company’s management has been and is currently in the process of securing additional subleases or other negotiated agreements for the Phoenix, Arizona manufacturing and administrative facility.

      During 2000 and going forward, lease termination payments associated with its Phoenix, Arizona facility not recovered through sublease activity have been and are projected to be offset by savings associated with consolidation of the merged Company’s facilities and administrative functions.

      Other Income (Expense). Other income (expense) increased to $5.6 million in 2000 from $4.3 million in 1999. This increase from prior year resulted from a $6.1 million gain recorded in the second quarter of 2000 on the sale of the Company’s 50% interest in its joint venture, Fujimi Corporation. In the first quarter of 1999, the Company recorded a gain arising from the collection of insurance proceeds for a CMP tool, which was destroyed in transit. Other income in 1999 also included an increase in interest income due to the Company’s decision in the first quarter of 1999 to transfer a significant portion of the Company’s short-term investments to higher yielding taxable securities.

      Provision for Income Taxes. At the end of 1999, as well as at the end of 2000, the Company established a valuation allowance for deferred tax assets generated by its operating losses and is in a net operating loss carryforward position. As a result, the effective tax rate for 2000 was zero. Income tax benefit was $3.9 million for 1999. The effective tax benefit rate for 1999 was approximately 2.7%. In 1999, the expected tax benefit computed by applying the statutory rate to the current year loss was offset by a $51.5 million increase to the Company’s deferred tax valuation allowance. The deferred tax valuation allowance fully offsets the Company’s net deferred tax assets at June 3, 2000 and May 31, 1999.

      Equity in Net Earnings (Loss) of Affiliates. Equity in net loss of affiliates was $3.3 million in 2000 compared to equity in net earnings of $0.9 million in 1999. This decline compared to the prior year was due to significantly decreased sales revenue of the Far East Joint Venture. Investments by manufacturers of both silicon wafers and thin film memory disks continued to weaken in 2000. Also during 2000, the Far East Joint Venture recorded a charge for certain asset impairments, severance costs and other reorganization charges to account for the slowdown in the thin film memory disk media market and the transition of CMP research and development operations to the Company. The Company’s share of this charge was approximately $2.9 million.

      During 2000, the Company’s share of the net loss of the Far East Joint Venture was $3.8 million compared with the Company’s share of the net earnings of the Far East Joint Venture of $0.1 million in 1999. Historically, the Far East Joint Venture has not paid significant dividends, although in 1999, the Far East Joint Venture paid $0.5 million in dividends to the Company.

  1999 Compared with 1998

      Net Sales. Net sales for 1999 were $216.4 million, down 42.2% from net sales of $374.3 million in 1998. Sales of CMP systems totaled $160.6 million, or 74.2% of net sales, down 42.6% from the $280.1 million of CMP system sales in 1998. Sales of CMP systems declined significantly in 1999 from the prior year due to a worldwide slowdown in overall demand for semiconductor manufacturing equipment, including CMP systems, which was caused by an over-capacity situation in the semiconductor device market worldwide. In addition, the Company saw erosion in its market share of new sales due to increased competition in the sales of CMP systems to semiconductor manufacturers.

      Sales of thin film memory and silicon wafer products in 1999 accounted for $42.4 million, or 19.6% of net sales, as compared to $80.2 million, or 21.4% of net sales in 1998. During 1999, thin film memory disk manufacturers continued to experience manufacturing over-capacity which in turn reduced capital spending. This industry continued to feel “price per unit” pressures which in turn forced a reduction in capital spending for equipment the Company supplies from its U.S. operations. The decline in sales was also due to continued slowdown in the silicon wafer market. This slowness was due to the ongoing manufacturing over-capacity caused by various factors including the Asian economic conditions and increased production efficiencies due to the fact that more chips could be produced on a given wafer per machine. Sales in the industrial applications market were $13.3 million, or 6.2% of net sales in 1999, compared to the $14.0 million, or 3.8% of net sales in 1998.

      Included in net sales are commissions from affiliates which decreased to $2.2 million in the year ended May 31, 1999, compared to $9.0 million in the year ended May 31, 1998. The decrease in 1999, as compared to 1998, was due to the continued slowdown in the thin film memory disk market, and silicon wafer markets.

      Gross Margin. In 1999, gross margin was $21.4 million, or 9.9% of total revenue, compared to $142.9 million, or 38.2% of total revenue, in 1998. Gross margin, both in dollars and as a percentage of total revenue, was down year over year, primarily due to higher material costs for some of the Company’s mainline tools, higher overhead costs due to excess production capacity spread over a smaller revenue base, lower commission revenue, pricing pressure in all markets and shifts in the product mix. In addition, in the fourth quarter of 1999, the Company recorded approximately $13.6 million in integration inventory charges associated with the new Company’s strategic plan to discontinue certain product lines and accordingly increased its reserves for excess inventory and obsolescence. In 1999, the Company faced significantly increased competition in the sale of its products to equipment manufacturers, in addition to increased customer demands to meet changing process requirements and develop new technologies. As these factors grew in significance in 1999, the Company determined to record an increase in its allowance for excess and obsolescence to inventory to coincide with the increased weakness in order activity and demand for the Company’s products in the fourth quarter of 1999.

      Research, Development and Engineering. In 1999, research, development and engineering expense increased as a percent of total revenue to $61.8 million, or 28.6%, compared to $67.2 million, or 18.0% of total revenue, in 1998. During 1999, the Company delivered numerous enhancements to the Auriga-CTM system and 776 orbital system. In addition, in 1999, the Company continued to focus on enhanced performance for finer geometries in oxide and tungsten applications while developing new process capabilities for emerging shallow-trench isolation, copper and 300mm applications.

      Selling, General and Administrative. In 1999, selling, general and administrative expense decreased to $68.2 million from $72.9 million in 1998. In 1999, selling, general and administrative expense increased as a percent of total revenue to 31.5% from 19.4% in 1998. Selling, general and administrative expense, in dollars, declined in 1999 from 1998 due to management’s efforts to control expenses to align them with lower revenue expectations, including decreased travel, an across-the-board reduction in all management salaries, a freeze on new hires, and reductions in the Company’s global workforce. Selling, general and administrative expense in 1999 as a percentage of total revenue increased substantially from prior year primarily due to reduced revenues in 1999.

      Merger, Integration and Restructuring. In the fourth quarter of 1999, the Company recorded the following merger, integration and restructuring costs totaling $53.9 million: $6.9 million direct merger costs; $16.9 million lease termination costs including $2.3 million in lease improvement write-offs; $4.2 million write-down of equipment and $19.4 million write-down of inventory due to certain discontinued product lines; $4.7 million related to severance costs and $1.8 million related to other merger, integration and restructuring write-offs and costs. Through May 31, 1999, the Company incurred $26.8 million in asset write-downs and paid and charged to the liability $4.1 million. The remaining restructuring accrual for lease termination, severance and other expenses associated with the merger was approximately $23.0 million as of May 31, 1999 which the Company believed was adequate to cover the remaining liabilities. In 1999, merger, integration and restructuring expenses included in operating expenses were $40.3 million, or 18.6% of total revenue. These charges were incurred primarily to close duplicate facilities, record transaction costs, account for certain employee termination benefits and record adjustments and accruals resulting from strategic decisions to discontinue certain product lines and sales and marketing activities as a merged Company.

      Other Income (Expense). Other income (expense) increased to $4.3 million in 1999 from $3.5 million in 1998. This increase was due primarily to a gain arising from the collection of insurance proceeds for a CMP tool, which was destroyed in transit. Other income also increased in 1999 due to the Company’s decision in the first quarter of 1999 to transfer a significant portion of the Company’s short-term investments to higher yielding taxable securities.

      Provision for Income Taxes. Income tax benefit was $3.9 million for 1999 compared to an income tax expense of $29.6 million in 1998. The effective tax expense (benefit) rates for 1999 and 1998 were approximately (2.7)% and 466%, respectively. Tax expense in 1998 resulted primarily from a $25.9 million net charge, which increased the Company’s deferred tax valuation allowance. In 1999, the tax benefit created by the current year loss was offset by a $51.5 million increase to the Company’s deferred tax valuation allowance. This increase in the deferred tax valuation allowance fully offset the Company’s net deferred tax assets.

      Equity in Net Earnings of Affiliates. For 1999, equity in net earnings of affiliates decreased to $0.9 million compared to $4.4 million in 1998. Equity in the net earnings of affiliates was down from the prior year primarily due to significantly decreased sales revenue of the Far East Joint Venture. Investments by manufacturers of both silicon wafer and thin film memory disks were reduced significantly in 1999 compared to 1998. This reduced manufacturing volume also resulting in lower sales of consumable goods.

Liquidity and Capital Resources

      As of June 3, 2000, the Company had $100.3 million in cash, cash equivalents and short-term investments compared to $147.0 million at May 31, 1999. The Company used $45.2 million of cash in operating activities during 2000 compared to $51.6 million in 1999. During 2000, cash primarily decreased due to a $52.7 million increase in accounts receivable as a result of the revenue growth during 2000. Changes in other working capital accounts provided cash of $7.0 million in 2000. In 2000, the net loss was $14.2 million, adjusted for non-cash items of $17.4 million for depreciation and amortization expense and $3.3 million in equity in the net loss of the Far East Joint Venture which were offset by a $6.1 million gain on the sale of Fujimi Corporation and other items.

      Net cash provided by investing activities totaled $18.4 million in 2000 compared with $41.5 million in 1999. The Company incurred capital expenditures of $15.1 million and $31.4 million in 2000 and 1999, respectively. The majority of the cash was used to fund building improvements, software and equipment purchases in 2000. During 1999, the majority of cash expenditures were used to fund the construction of a 109,000 square foot Technology Center next to the corporate headquarters in Chandler, Arizona with the remaining expenditures relating to purchase of equipment and software. During the second quarter of 2000, the Company sold its 50% interest in its joint venture, Fujimi Corporation, to its 50% partner, Fujimi Incorporated which generated proceeds of $10.0 million. In addition, cash of $2.3 million was provided from the licensing of certain technologies and transferring associated assets. During 2000, cash was also used to purchase short-term investments of $64.3 million offset by proceeds of maturing investments totaling $85.8 million.

      Financing activities provided $2.3 million and $1.6 million during 2000 and 1999, respectively. The sale of stock to employees and the exercise of stock options generated proceeds of $3.4 million during each year. Principal payments on capital lease obligations amounted to $1.2 million in 2000 compared to $1.1 million in 1999. Total long-term debt decreased to $116.2 million at June 3, 2000 compared to $117.4 million at May 31, 1999. Total long-term debt as a percentage of stockholder’s equity increased to 49.0% as of June 3, 2000 from 47.6% as of May 31, 1999.

      The Company believes that its current cash position and cash generated through operations will be sufficient to meet the Company’s cash needs during the next 12 months.

      On June 27, 2000, the Company announced that it reached an agreement with its partner in the Far East Joint Venture, Obara Corporation, that will transfer full ownership of CMP sales and service operations in that region to the Company. Per the agreement, Obara Will assume the business operations for non-CMP activities. In conjunction with this agreement, the Company is evaluating its impact on its domestic non-CMP operations. Based upon this ongoing review, as well as the terms of the agreement reached with Obara Corporation, the Company believes it will incur a special, non-cash charge to operations in the range of $10.0 million to $20.0 million in the first six months of 2001. The Company believes there will be no material cash outlays in conjunction with finalizing this transaction

      Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establishes accounting and reporting standards for derivative financial instruments and hedging activities. These statements require that the Company recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against changes in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company will adopt SFAS No. 133 and No. 138 in the first quarter of 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

      In December 1999, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all publicly held companies. The semiconductor capital equipment industry association and a number of association members have met with the Staff of the SEC to discuss and evaluate the applicability of SAB 101 and various practical implementation considerations. On June 26, 2000, the Staff of the SEC issued Staff Accounting Bulletin No. 101B (SAB 101B), which permitted the delay in the Company’s implementation date of SAB 101 until the fourth quarter of 2001. Accordingly, any shipments previously reported as revenue, including revenue reported during the first nine months of 2001, which do not meet SAB 101’s guidance will be recorded as revenue in future periods. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 and SAB 101B would not involve the restatement of prior financial statements, but would, to the extent applicable, be reported as a change in accounting principle in the fourth quarter of 2001.

      Management believes that SAB 101 and SAB 101B, to the extent that they impact the Company, will not affect the underlying strength or weakness of the business operations as measured by the dollar value of the Company’s product shipments and cash flows.

Year 2000

      In calendar year 1999, the Company completed all of its Year 2000 review and conversion projects to address all necessary changes, testing and implementation issues. This project encompassed three major areas of review; internal systems (hardware and software), supplier compliance and Company products. To date, the Company has not experienced any interruption to its business activities or incurred any impairment to its financial condition or results of operations as a result of entering calendar year 2000. The Company will continue to monitor its own internal systems and products to determine the impact, if any, of problems associated with the Year 2000.

Cautionary Statement Regarding Forward-Looking Statements

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements because of a number of factors, risks and uncertainties, including the risk factors described in this discussion and elsewhere in this report. Such forward-looking statements include, but are not limited to, statements that relate to the Company’s future revenue, product development, product backlog, customers, demand, acceptance and market share, competitiveness, gross margins, levels of research and development and operating expenses, intellectual property, management’s plans and objectives for current and future operations of the Company, the effects of the Company’s reorganization of the Far East Joint Venture, the ability of the Company to complete the reorganization of the Far East Joint Venture, and the markets in which the Company does business. In addition, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions generally identify forward-looking statements. The information included in this report is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein.

RISK FACTORS

      The Company’s business is subject to numerous risks, including those discussed below. If any of the events described in these risks occurs, the Company’s business, financial condition and results of operations could be seriously harmed.

      The Company faces intense competition, including from companies with greater resources. Several companies currently market CMP systems that directly compete with the Company’s products, including Applied Materials, Inc. and Ebara Corporation. For several reasons, the Company may not compete effectively with competitors. These reasons include:

•	Some competitors may have greater financial resources than the Company. They also may have more extensive engineering, manufacturing, marketing and customer service and support capabilities.

•	Some competitors may supply a broader range of semiconductor capital equipment than the Company. As a result, these competitors may have better relationships with semiconductor manufacturers, including current and potential customers of the Company.

•	The Company expects competitors to continue to improve their existing technology and introduce new products. This could cause a decline in the Company’s sales or lead to intensified price-based competition.

•	Other capital equipment manufacturers not currently involved in the development of CMP systems may enter the market or develop technology that reduces the need for the Company’s products.

•	Once a semiconductor manufacturer commits to purchase a competitor’s equipment, the manufacturer generally relies on that equipment for an entire production line and continues to purchase that equipment exclusively for an extended period of time.

Increased competitive pressure could lead to lower prices for the Company’s products, thereby materially adversely affecting the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

      The Company may not develop products in time to meet changing technologies. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. The success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors including:

•	product selection

•	timely and efficient completion of product design and development

•	timely and efficient implementation of manufacturing and assembly processes

•	product performance in the field

•	effective sales and marketing

      The Company’s business is highly cyclical. The Company’s business depends substantially on the capital expenditures of semiconductor manufacturers and, to a lesser extent, thin film memory disk and silicon wafer manufacturers. These industries are highly cyclical and have historically experienced periodic downturns, which have had a material adverse effect on the acquisition of capital equipment and other products used in the manufacturing process, including products offered by the Company. These downturns have in the past and are expected in the future to materially adversely affect the business and operating results of the Company. The semiconductor device industry has recently experienced a slowdown and the memory disk and silicon wafer industries are currently experiencing a slowdown. These events have negatively impacted the Company’s results of operations.

There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing its existing products. As is typical in the semiconductor capital equipment market, the Company has experienced delays from time to time in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. The Company’s inability to complete the development or meet the technical specifications of any of its new systems or enhancements or to manufacture and ship these systems or enhancements in volume in a timely manner would materially adversely affect the Company’s business, financial condition and results of operations. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product’s life cycle. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense may result. Any of these events could materially adversely affect the Company’s business, financial condition and results of operations.

Competitive pressures require the Company to continue to enhance performance for finer geometrics in oxide and tungsten applications, while developing new process capabilities for emerging STI, copper and 300mm applications. The Company will also continue to enhance the plasma assisted chemical etch processes.

      Product or process development problems could harm the Company’s results of operations. The Company’s products are complex, and from time to time have defects or bugs that are difficult and costly to fix. This can harm results of operations for the Company, in two ways:

•	The Company incurs substantial costs to ensure the functionality and reliability of products earlier in their life cycle. This can reduce orders, increase manufacturing costs, adversely impact working capital and increase service and warranty expenses.

•	The Company requires significant lead-times between product introduction and commercial shipment. As a result, the Company may have to write off inventory and other assets related to products and could lose customers and revenue.

There can be no assurance that the Company will be successful in preventing product and process development problems that could potentially harm the Company’s results of operations.

      The Company’s quarterly operating results and stock price may fluctuate for reasons not within its control. The Company’s quarterly operating results may fluctuate due to a variety of factors, including:

•	industry demand for capital equipment, which depends on economic conditions in the semiconductor, memory disk and silicon wafer markets

•	timing of new product introductions

•	ability to develop and implement new technologies

•	timing, cancellation or delay of customer orders and shipments. The Company continues to derive a significant portion of revenue from the sale of a relatively small number of machines during a given quarter. Order and delivery delays and cancellations, even of one or two systems, may cause the Company to miss quarterly revenue and profit expectations.

•	unexpected costs associated with sales and service of the CMP tools and processes

•	quarterly operating results of the Company’s joint ventures, which are accounted for on the equity method

•	foreign currency exchange rates

Results of operations in any period are not an indication of future results. Fluctuations in the Company’s operating results may also result in fluctuations in the Company’s common stock price. Operating results may fluctuate widely in a short period of time due to factors specific to the Company such as:

•	variation in quarterly results

•	changes in analysts’ earnings estimates

•	announcements regarding restructurings, technological innovations, departures of key officers or employees, or the introduction of new products

All of the above factors could decrease the trading price of the Company’s common stock. The Company’s stock price may also fluctuate due to factors specific to the semiconductor industry, which has experienced significant price fluctuations in recent years. Investors in the Company’s stock should be willing to incur the risk of such price fluctuations.

If the market price of the Company’s stock is adversely affected, the Company may experience difficulty in raising capital or making acquisitions, which could have a material adverse effect on the Company’s business, financial condition and stock price. In addition, if the market price of the Company’s common stock is adversely affected, the Company may become the object of securities class action litigation. If the Company is sued in a securities class action, the Company may incur substantial costs and management’s attention and resources may be diverted, which could have a material adverse effect on the business, financial condition and stock price.

In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, in many cases for reasons unrelated to the operating performance of the specific companies, and the Company’s Common Stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations may adversely affect the market price of the Company’s Common Stock.

      The Company depends on a small number of major customers. Currently, and for the foreseeable future, the Company expects that it will sell machines to a limited number of major customers. To date, the CMP process has been used primarily to fabricate advanced semiconductors, which accounts for only a portion of the overall semiconductor market. In 2000, two customers accounted for 11.8% and 11.1%, respectively, of its total revenue. In 1999, two customers accounted for 11.4% and 10.5%, respectively, of its total revenue. The Company’s ten largest customers accounted for 64.9%, 60.8% and 53.4% of the Company’s total revenue in 2000, 1999 and 1998, respectively. The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry, could adversely effect the Company’s business, financial condition and results of operations.

      Orders in backlog may not result in future revenue if customers cancel or reschedule orders. The Company includes in backlog only those customer orders for which it has accepted purchase orders. Expected revenue may be lower if customers cancel or reschedule orders, which they can generally do without penalty.

      The Company’s success depends on international sales, particularly in Asia and Europe. International sales accounted for 69.6% of the Company’s total revenue for 2000, 37.4% for 1999 and 34.3% for 1998. The Company expects that international sales will continue to account for a significant portion of total revenue in future periods. International sales are subject to risks, including:

•	foreign exchange issues

•	political, economic and regulatory environment of the countries where customers are located

•	collectibility of accounts receivable

•	inadequate intellectual property protection

•	intense price competition

The Company derives a substantial portion of its revenues from customers in Asian countries particularly Japan and Korea. Economic developments in late 1997 and early 1998 resulted in decreased capital investments by Asian customers. Recent economic developments indicate that the economies of Japan, Korea and other Asian countries have recovered somewhat from 1997 and 1998 levels. Any negative economic developments or delays in the economic recovery of Asian countries could result in the cancellation or delay of orders for the Company’s products from Asian customers, thus materially adversely affecting the Company’s business, financial condition or results of operations.

      The Company may not realize the potential benefits of the reorganization of the Far East Joint Venture. One of the purposes of the reorganization of the Far East Joint Venture is to focus the Company more on the

CMP business. Although the parties have agreed in principle on a division of the CMP business and the non-CMP business, the Company cannot guarantee that the transaction will close. The transaction involves operations in Japan, Korea, Taiwan, Malaysia and Singapore. Each operation must be divided, including the employees. The parties must comply with various legal and business requirements in each of these countries. If the transaction does not close, the Company will not realize the potential benefits of focusing its energy on the CMP business. Even if the transaction closes, the reorganization of the Far East Joint Venture will subject the Company to the following risks:

•	The continued and increased acceptance of CMP among semiconductor manufacturers is still a primary risk factor in the Company’s growth. The reorganization of the Far East Joint Venture makes the Company more dependent on the CMP business. If this market fails to continue to develop, the Company will suffer.

•	The Company believes that it will incur a one-time non-cash charge to operations in the range of $10 million to $20 million in the first half of 2001 as a result of the reorganization. This could cause the stock price to decline.

The success of the Company’s CMP operations in Asia after the reorganization depends upon its ability to retain key employees. None of the key employees in Asia have long-term employment contracts. The Company does not have any direct experience managing operations in Asia. Some employees may decide to leave after the reorganization for this and other reasons. This may negatively affect the Company’s operations in Asia, which represent a large portion of the Company’s total revenue.

      If the Company is unable to protect its intellectual property, its business could suffer. The Company’s intellectual property portfolio is very important to its success. However, the Company may not be able to protect its technology because:

•	pending and new patent applications may not be approved in a timely manner or approved at all

•	third parties may try to challenge or invalidate existing patents and new patents

•	policing unauthorized use of intellectual property is difficult and expensive

•	the laws of some foreign countries do not protect intellectual property rights as much as U.S. laws

•	competitors may independently develop similar technology or design around intellectual property owned by the Company

      The Company’s growth depends on continued and increased acceptance of CMP among semiconductor manufacturers. While CMP is used by a number of advanced logic semiconductor manufacturers, CMP has been used to manufacture advanced memory devices only in the past 3 years. Continued and increased acceptance of CMP systems depends on many factors considered by potential customers, including:

•	cost of ownership

•	throughput

•	process flexibility

•	performance

•	reliability

•	customer support

Failure to adequately meet potential customers’ needs with respect to one or more of these factors may result in decreased acceptance of CMP and, therefore, the Company’s CMP systems, which may in turn negatively impact the Company’s profitability.

Third parties may prevent the Company from selling products that allegedly infringe on those third parties’ intellectual property rights. The Company cannot be certain that third parties will not in the future claim that its products infringe their intellectual property rights. Third parties may

•	bring claims of patent, copyright or trademark infringement

•	obtain patents or other intellectual property rights that limit the Company’s ability to do business or require the Company to license or cross-license technology

•	bring costly, time consuming lawsuits

Third parties hold many patents relating to CMP machines and processes. In the event the Company loses any of its intellectual property rights or otherwise determines that it needs to obtain licenses to third party intellectual property, there is no assurance that the Company will be able to obtain such licenses on reasonable terms, if at all. The Company currently licenses the right to manufacture CMP machines employing an orbital motion in its Avant Gaard 676, 776, 876 and MomentumTM from a semiconductor manufacturer.

      The Company may be subject to risks associated with acquisitions and dispositions. The Company continually evaluates strategic acquisitions of other businesses and dispositions of portions of its business that it determines are not complementary to its strategy. If the Company were to consummate an acquisition, the Company would be subject to a number risks, including the following:

•	difficulty in assimilating the acquired operations and retaining acquired personnel

•	limits on the Company’s ability to retain acquired distribution channels and customers

•	disruption of the Company’s ongoing business

•	limits on the Company’s ability to successfully incorporate acquired technology and rights into its service offerings

•	maintenance of uniform standards, controls, procedures and policies

      The Company is dependent on key management and technical personnel. The Company’s performance and ability to execute is substantially dependent on the performance of the Company’s executive officers and key technical and engineering employees. The loss of the services of any of these executive officers or key employees could have a material adverse effect on the Company’s business, operating results, financial condition, cash flows, market perceptions or the price of the Company’s stock.

The Company’s future success also depends on its ability to identify, hire, train and retain other highly qualified managerial and technical personnel. Competition for such personnel is intense. If the Company is not successful in identifying, hiring, training and retaining such personnel, it could have a material adverse effect on the Company’s business, operating results, financial condition, cash flows, market perceptions or the price of the Company’s stock.

      The Company uses financial instruments that potentially subject it to concentrations of credit risk. The Company enters into foreign exchange contracts to hedge certain firm commitments denominated in foreign currencies, principally Japanese Yen. The Company also invests its cash in deposits in banks, money market funds, government and corporate debt securities. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and by policy, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. To date, the Company has not experienced material losses on these investments. However, there can be no assurance that the Company will not in the future experience losses that could materially adversely affect the Company’s business, financial condition and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

      Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer.

      The Company mitigates default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

      The Company has no cash flow exposure due to rate changes for cash equivalents and short-term investments, as all of these investments are at fixed interest rates. Long-term debt is at a fixed interest rate. The long-term debt was primarily incurred in connection with the Company’s issuance of convertible debenture bonds.

      The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company’s investment portfolio and debt obligations (in thousands).

								Fair Value
								June 3,
	2001	2002	2003	2004	2005	Thereafter	Total	2000

	in thousands

Cash equivalents	$72,060	—	—	—	—	—	$72,060	$72,060

Average interest rate	5.94%	—	—	—	—	—	5.94%

Short-term investments	$28,723	—	—	—	—	—	$28,723	$28,236

Average interest rate	6.09%	—	—	—	—	—	6.09%

Total investment securities	$100,783	—	—	—	—	—	$100,783	$100,296

Average interest rate	5.98%	—	—	—	—	—	5.98%

Long term debt	$1,077	149	13	115,000	—	—	$116,239	$116,239

Average interest rate	9.13%	9.02%	8.79%	6.25%	—	—	6.28%

      Foreign Currency Risk. The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in countries in Asia and Europe. During 2000 and 1999, the Company employed a foreign currency hedging program utilizing foreign currency forward exchange contracts. Under this program, increases or decreases in currency commitments, as translated into U.S. dollars, are primarily offset by realized gains and losses on the hedging instruments. The goal of the hedging program is to economically guarantee or lock in exchange rates on the Company’s foreign currency cash outflows and to minimize the impact to the Company of foreign currency fluctuations. The Company does not use foreign currency forward exchange contracts for speculative or trading purposes.

      The following table provides information as of June 3, 2000 about the Company’s derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in the Company’s financial statements. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

	Notional	Average	Estimated
June 3, 2000	Amount	Contract Rate	Fair Value

	In thousands, except for average contract rate

Foreign currency forward exchange contracts:

Japanese yen, net purchases	$(784)	104.51	$(661)

Item 8.  Financial Statements and Supplementary Data.

The above consolidated financial statements of SpeedFam-IPEC Co., Ltd. and consolidated subsidiaries are included herein pursuant to Rule 3-09 of Regulation S-X.

Independent Auditors’ Report

The Board of Directors

SpeedFam-IPEC, Inc.:

      We have audited the accompanying consolidated balance sheets of SpeedFam-IPEC, Inc. and consolidated subsidiaries as of June 3, 2000 and May 31, 1999, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period from June 1, 1997 through June 3, 2000. These consolidated financial statements are the responsibility of the management of SpeedFam-IPEC, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpeedFam-IPEC, Inc. and consolidated subsidiaries as of June 3, 2000 and May 31, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period from June 1, 1997 through June 3, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Chicago, Illinois

June 27, 2000

SPEEDFAM-IPEC, INC.

CONSOLIDATED BALANCE SHEETS

June 3, 2000 and May 31, 1999

	2000	1999

	(in thousands)

Assets

Current assets:

Cash and cash equivalents	$72,060	97,003

Short-term investments	28,236	50,020

Trade accounts receivable, less allowance for doubtful accounts of $2,549 in 2000 and $5,600 in 1999	129,102	76,808

Inventories	81,192	80,744

Prepaid expenses and other current assets	3,301	9,790

Total current assets	313,891	314,365

Investments in affiliates	19,810	25,360

Property, plant, and equipment, net	87,913	88,997

Other assets	13,466	15,056

Total assets	$435,080	443,778

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of long-term debt	$1,077	1,275

Accounts payable	43,982	20,296

Due to affiliates	7,372	4,805

Accrued liabilities	23,264	44,254

Total current liabilities	75,695	70,630

Long-term liabilities:

Long-term debt	115,162	116,129

Other liabilities	7,253	10,269

Total long-term liabilities	122,415	126,398

Stockholders’ equity:

Common stock, no par value, 96,000 shares authorized, 29,703 and 29,392 shares issued and outstanding at June 3, 2000 and May 31, 1999, respectively	1	1

Additional paid-in capital	430,706	427,290

Retained earnings (deficit)	(194,489)	(180,311)

Accumulated comprehensive income (loss)	752	(230)

Total stockholders’ equity	236,970	246,750

Total liabilities and stockholders’ equity	$435,080	443,778

See accompanying notes to consolidated financial statements.

SPEEDFAM-IPEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 3, 2000 and May 31, 1999 and 1998

	2000	1999	1998

	(in thousands, except per share data)

Net sales	$274,048	216,425	374,268

Cost of sales	184,527	194,989	231,332

Gross margin	89,521	21,436	142,936

Operating expenses:

Research, development, and engineering	53,714	61,817	67,182

Selling, general, and administrative	52,356	68,237	72,916

Merger, integration, and restructuring	—	40,300	—

Total operating expenses	106,070	170,354	140,098

Operating income (loss)	(16,549)	(148,918)	2,838

Other income (expense)	5,649	4,297	3,510

Income (loss) before income taxes	(10,900)	(144,621)	6,348

Income tax expense (benefit)	—	(3,930)	29,584

Loss	(10,900)	(140,691)	(23,236)

Equity in net earnings (loss) of affiliates	(3,278)	916	4,418

Loss from continuing operations	(14,178)	(139,775)	(18,818)

Discontinued operations — loss on disposal of IPEC Clean, net of taxes	—	—	(10,578)

Net loss	(14,178)	(139,775)	(29,396)

Cumulative dividend on preferred stock	—	(174)	(244)

Net loss attributable to common stockholders	$(14,178)	(139,949)	(29,640)

Net loss per common share:

Basic and diluted:

From continuing operations	$(0.48)	(4.84)	(0.69)

From discontinued operations	—	—	(0.39)

Net loss attributable to common stockholders	(0.48)	(4.84)	(1.08)

Weighted average shares used in per share calculation:

Basic and diluted	29,503	28,890	27,469

See accompanying notes to consolidated financial statements.

SPEEDFAM-IPEC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME
Years ended June 3, 2000 and May 31, 1999 and 1998

				Accumulated
				Other
		Additional	Retained	Comprehensive
	Common	Paid-in	Earnings	Income
	Stock	Capital	(Deficit)	(Loss)	Total

	(in thousands)

Balance at June 1, 1997	$6	295,113	(8,384)	1,582	288,317

Comprehensive income (loss):

Net earnings (loss)	—	—	(29,396)	—	(29,396)

Foreign currency translation adjustments	—	—	—	(2,569)	(2,569)

Total comprehensive income (loss)					(31,965)

Issuance of common stock	—	116,704	—	—	116,704

Conversion of Class A common stock to common stock	(3)	3	—	—	—

Preferred stock dividends paid	—	—	(246)	—	(246)

Unearned compensation, net	—	(896)	—	—	(896)

Exercise of stock options, net of tax benefits and employee stock plan purchases	—	12,222	—	—	12,222

Balance at May 31, 1998	3	423,146	(38,026)	(987)	384,136

Comprehensive income (loss):

Net earnings (loss)	—	—	(139,775)	—	(139,775)

Foreign currency translation adjustments	—	—	—	927	927

Net unrealized change in investment securities	—	—	—	(170)	(170)

Total comprehensive income (loss)					(139,018)

Conversion of Class A common stock to common stock	(2)	2	—	—	—

June 1999 IPEC net income	—	—	(2,232)	—	(2,232)

Preferred stock dividends paid	—	—	(278)	—	(278)

Unearned compensation, net	—	742	—	—	742

Exercise of stock options, net of tax benefits and employee stock plan purchases	—	3,400	—	—	3,400

Balance at May 31, 1999	1	427,290	(180,311)	(230)	246,750

Comprehensive income (loss):

Net earnings (loss)	—	—	(14,178)	—	(14,178)

Foreign currency translation adjustments	—	—	—	1,299	1,299

Net unrealized change in investment securities	—	—	—	(317)	(317)

Total comprehensive income (loss)					(13,196)

Exercise of stock options, net of tax benefits and employee stock plan purchases	—	3,416	—	—	3,416

Balance at June 3, 2000	$1	430,706	(194,489)	752	236,970

See accompanying notes to consolidated financial statements.

SPEEDFAM-IPEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 3, 2000 and May 31, 1999 and 1998

	2000	1999	1998

	(in thousands)

Cash flows from operating activities:

Net loss	$(14,178)	(139,775)	(29,396)

Adjustments to reconcile net earnings (loss) to net cash used in operating activities:

June 1999 IPEC net income	—	(2,232)	—

Equity in net (earnings) loss of affiliates	3,278	(916)	(4,418)

Depreciation and amortization	17,446	20,421	15,546

Loss on disposal of IPEC Clean, net of taxes	—	—	10,578

Gain on the sale of Fujimi Corporation	(6,103)	—	—

Merger, integration, and restructuring costs	—	49,800	—

Deferred income tax expense (benefit)	—	(4,662)	25,516

(Gain) loss on sales of assets	—	5,419	(42)

Other	54	(151)	(150)

(Increase) decrease in assets:

Trade accounts receivable	(52,703)	12,226	(4,445)

Inventories	(1,271)	20,459	(42,088)

Prepaid expenses and other current assets	6,526	4,495	(3,602)

Increase (decrease) in liabilities:

Accounts payable and due to affiliates	26,853	(14,554)	(9,016)

Accrued liabilities	(25,261)	(2,137)	(8,179)

Income taxes payable	130	—	(2,609)

Net assets of discontinued operations	—	—	(802)

Net cash used in operating activities	(45,229)	(51,607)	(53,107)

Cash flows from investing activities:

Purchases of short-term investments	(64,340)	(55,616)	(609,172)

Maturities of short-term investments	85,808	90,369	508,521

Sales of short-term investments	—	35,871	—

Capital expenditures	(15,060)	(31,361)	(49,065)

Proceeds from the sale of Fujimi Corporation	10,000	—	—

Proceeds from licensing technology and transfer of associated assets	2,335	—	—

Dividends from affiliates	—	1,521	2,325

Other investing activities	(371)	719	(740)

Net cash provided by (used in) investing activities	18,372	41,503	(148,131)

Cash flows from financing activities:

Repayment of notes payable	—	(395)	(124)

Net proceeds from issuance of common stock and warrants	—	—	122,111

Proceeds from exercise of stock options and employee stock purchases	3,416	3,400	3,723

Payment of preferred stock dividend	—	(278)	(246)

Proceeds from long-term debt	—	—	111,181

Principal payments on long-term debt	(1,165)	(1,082)	(27,559)

Net cash provided by financing activities	2,251	1,645	209,086

Effect of foreign currency rate changes on cash	(337)	980	(701)

Net increase (decrease) in cash and cash equivalents	(24,943)	(7,479)	7,147

Cash and cash equivalents at beginning of year	97,003	104,482	97,335

Cash and cash equivalents at end of year	$72,060	97,003	104,482

SPEEDFAM-IPEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2000	1999	1998

	(in thousands)
Supplemental cash flow information

Cash paid during the year for:

Interest	$7,379	7,463	4,771

Income taxes	435	845	7,261

Non-cash financing activities — book value of common stock issued in a pooling of interests	—	126,992	—

See accompanying notes to consolidated financial statements.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

      SpeedFam-IPEC, Inc. (SpeedFam-IPEC or the Company), an Illinois corporation, designs, develops, manufactures, markets, and supports chemical mechanical planarization (CMP) systems used in the fabrication of semiconductor devices and other high-throughput, precision surface processing system. SpeedFam-IPEC’s flat surface processing systems are used in general industrial applications markets. The Company also markets and distributes polishing liquids (slurries), parts, and consumables used in its customers’ manufacturing processes.

  (a)  Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

      The Company’s investment in the common stock of its 50% owned joint venture, SpeedFam-IPEC Co., Ltd., is accounted for by the equity method using a fiscal year ended April 30. The Company’s investment in the common stock of its 50% joint venture, Fujimi Corporation, was accounted for by the equity method prior to the sale of the Company’s interest in the second quarter of 2000.

  (b)  Change in Fiscal Year

      Effective December 1, 1999, the Company changed its fiscal year from the twelve-month period ended May 31 to a 52 or 53 week period ending on the Saturday nearest May 31. Accordingly, the 2000 fiscal year ended on June 3 and contained 53 weeks, whereas the previous two fiscal years ended on May 31 and contained 52 weeks. All references to years relate to fiscal years unless otherwise noted.

  (c)  Cash and Cash Equivalents and Short-term Investments

      Cash and cash equivalents include deposits in banks and highly liquid investments with original maturities of three months or less at the date of purchase.

      The Company’s short-term investments consist of government and corporate debt securities. All of the Company’s short-term investments are classified as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

      A decline in market value of any available-for-sale security below cost that is deemed to be other than temporary is considered an impairment of fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

  (d)  Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (e)  Property, Plant, and Equipment

      Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Buildings and improvements	7 to 40 years

Machinery and equipment	3 to 7 years

Furniture and fixtures	3 to 5 years

Leasehold improvements	2 to 10 years

      Equipment recorded under capital leases is stated at the lower of fair market value or the present value of minimum lease payments at the inception of the lease. Equipment recorded under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.

  (f)  Income Taxes

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

  (g)  Revenue Recognition

      Net sales consists of system and service contract revenues as well as commissions from affiliates, which consist primarily of revenue derived from the distribution by the Company in the U.S. and Europe of products manufactured by the Far East Joint Venture. Revenues related to system sales is recognized upon shipment. Service contract revenue is recognized upon completion of the service.

  (h)  Installation and Warranty Costs

      The Company generally warrants its systems for a period of up to 12 months from shipment for material and labor to repair and service the system. A provision for the estimated costs of installation and warranty is recorded upon shipment based on past experience.

  (i)  Foreign Currency Translation

      The local currency is the functional currency for all foreign operations. Accordingly, translation gains or losses related to the foreign subsidiaries’ financial statements are included as a component of stockholders’ equity.

  (j)  Earnings (Loss) Per Share

      Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assumes the exercise of all options and warrants which are dilutive, whether exerciseable or not.

      In calculating diluted net loss per common share, 860,000, 375,000 and 1,600 common stock equivalent shares (determined under the treasury stock method) consisting of stock options, warrants, convertible notes,

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and convertible preferred stock have been excluded because their inclusion would have been anti-dilutive for 2000, 1999 and 1998, respectively.

  (k)  Significant Customers and Concentration of Credit Risk

      The Company sells products and services primarily to semiconductor manufacturers, and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. As a result of the economic difficulties within certain Asian countries, the Company has increased sales subject to extended payment terms within this region. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

  (l)  Patents, Trademarks, and Goodwill

      Patents and trademarks included in other assets, in the net amount of $7.6 million and $6.3 million at the end of 2000 and 1999, respectively, are amortized on a straight-line basis over 5 to 17 years for patents and 5 years for trademarks.

      Goodwill included in other assets, in the net amount of $2.5 million and $3.3 million at the end of 2000 and 1999, respectively, represents the excess cost over the fair value of tangible and intangible assets acquired and is amortized over 10 years using the straight-line method.

  (m)  Research, Development, and Engineering

      Expenditures for research, development, and engineering of products and processes are expensed as incurred.

  (n)  Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (o)  Employee Stock Plans

      The Company applies the intrinsic value-based method of accounting for its stock options issued to employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  (p)  Fair Value of Financial Instruments

      The Company’s financial instruments at June 3, 2000 and May 31, 1999 include cash equivalents, short-term investments, trade receivables, trade payables, foreign exchange contracts, and long-term debt. Information about the fair value of short-term investments is presented in Note 4. The carrying value of cash equivalents, trade receivables, and trade payables approximates fair value because of the short maturity of these instruments. Fair values relating to foreign currency contracts (used for hedging purposes) reflect the estimated net amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts and are not material at June 3, 2000 and May 31, 1999. The fair value of the Company’s long-term debt is not materially different from its financial statement

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value at the end of 2000 and 1999. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities.

  (q)  Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

      The Company continually evaluates whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. Material factors which may alter the useful life of the asset or determine that the balance may not be recoverable include effects of new technologies, obsolescence, demand, competition, and other economic factors. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

      An asset to be disposed of is reported at the lower of its carrying amount or fair value less costs to sell.

  (r)  Derivative Financial Instruments

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

  (s)  Reclassifications

      Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.

  (t)  Recent Accounting Pronouncements

      Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establishes accounting and reporting standards for derivative financial instruments and hedging activities. These statements require that the Company recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against changes in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company will adopt SFAS No. 133 and No. 138 in the first quarter

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

      In December 1999, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all publicly held companies. The semiconductor capital equipment industry association and a number of association members have met with the Staff of the SEC to discuss and evaluate the applicability of SAB 101 and various practical implementation considerations. The Company currently expects to adopt the new accounting principle effective the fourth quarter of 2001. On June 26, 2000, the Staff of the SEC issued Staff Accounting Bulletin No. 101B (SAB 101B), which permitted the delay in the Company’s implementation date of SAB 101 until the fourth quarter of 2001. Accordingly, any shipments previously reported as revenue, including revenue reported during the first nine months of 2001, which do not meet SAB 101’s guidance will be recorded as revenue in future periods. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 and SAB 101B would not involve the restatement of prior financial statements, but would, to the extent applicable, be reported as a change in accounting principle in the fourth quarter of 2001.

      Management believes that SAB 101 and SAB 101B, to the extent that they impact the Company, will not affect the underlying strength or weakness of the business operations as measured by the dollar value of the Company’s product shipments and cash flows.

(2)  Merger

      In April 1999, SpeedFam International, Inc. (SpeedFam) issued 13.0 million shares of its common stock in exchange for all outstanding common and preferred stock of Integrated Process Equipment Corp. (IPEC). In conjunction with this merger, SpeedFam amended its articles of incorporation to change the corporate name of SpeedFam to SpeedFam-IPEC, Inc.

      Effective upon the consummation of the merger, each share of the outstanding common stock of IPEC was converted into .71 shares of common stock of the Company. Outstanding IPEC employee stock options, warrants, and convertible notes were similarly converted into options, warrants, and convertible notes to purchase Company stock. In addition, each share of the Series B-1 preferred stock, Series B-2 preferred stock, and Series B-3 preferred stock of IPEC has been converted into 8.90, 8.10, and 10.65 shares of common stock of the Company, respectively.

      The merger constituted a tax-free reorganization and has been treated as a pooling-of-interests. Accordingly, the assets and liabilities of IPEC were carried forward to the Company at historical values and the consolidated financial statements for the periods prior to the combination have been restated to include the accounts and results of operations of IPEC.

      Prior to the combination, IPEC’s fiscal year ended June 30. In recording the pooling-of-interests combination, IPEC’s financial statements for the twelve months ended May 31, 1999 were combined with SpeedFam’s financial statements for the same period and IPEC’s financial statements for the years ended June 30, 1998 were combined with SpeedFam’s financial statements for the years ended May 31, 1998. IPEC’s unaudited results of operations for the one month ended June 30, 1998 included revenue of $19.7 million and net earnings of $2.2 million. An adjustment has been made to stockholders’ equity as of May 31, 1999 to eliminate the effect of including IPEC’s results of operations for the one month ended June 30, 1998 in the results of operations of the combined enterprise for both 1999 and 1998. There were no significant transactions between SpeedFam and IPEC prior to the combination or significant differences in accounting policies that required elimination or adjustment in the combined financial statements.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)  Merger, Integration, and Restructuring Costs

      In connection with the merger, the Company recorded various merger, integration, and restructuring costs in 1999. Direct merger costs primarily consist of professional fees, such as investment banking, legal, and accounting for services rendered through the date of the merger. The Company recorded integration and restructuring costs for lease terminations, the write-off of duplicative equipment previously used for demonstration purposes, the writedown of inventory and equipment related to product lines that will no longer be supported, and severance costs resulting from workforce reductions.

      The merger of the two companies resulted in the closing of several facilities, the most significant being the former IPEC corporate office and two manufacturing facilities. The IPEC corporate office and one of the manufacturing facilities were vacated as of May 31, 1999. The other manufacturing facility was vacated during 2000. As a result, the Company accrued lease termination costs for the estimated payments required to be made subsequent to vacating the facilities and wrote off leasehold improvements made at these facilities.

      As part of the business strategy developed by the combined entity, certain product lines were no longer supported. These product lines relate to wafer shaping and measuring applications, and the 372 CMP product line formerly produced by IPEC. Certain equipment and inventory associated with these product lines were written down to estimated market value. Market value was determined based on estimated liquidation value. The disposals occurred during 2000.

      The severance and other related employee costs provided for the reduction of approximately 70 employment positions resulting from facility closures, and the elimination of duplicate positions or positions no longer necessary due to the streamlining of operations. Notification of the planned severance and the amount of the related benefits was made to employees prior to May 31, 1999.

      In the fourth quarter of 1999, the Company recorded the following merger, integration and restructuring costs totaling $53.9 million: $6.9 million direct merger costs; $16.9 million lease termination costs including $2.3 million in lease improvement write-offs; $4.2 million write-down of equipment and $19.4 million write-down of inventory due to certain discontinued product lines; $4.7 million related to severance costs and $1.8 million related to other merger, integration and restructuring write-offs and costs. These charges were incurred primarily to close duplicate facilities, record transaction costs, account for certain employee termination benefits and record adjustments and accruals resulting from strategic decisions to discontinue certain product lines and sales and marketing activities as a merged company.

      Through June 3, 2000, the Company incurred $27.0 million in asset write-downs and paid and charged to the liability $17.7 million. The remaining restructuring accrual for lease termination, severance and other expenses associated with the merger was approximately $9.2 million as of June 3, 2000, which the Company believes is adequate to cover the remaining liabilities. During 2000, lease terminations costs on certain vacated facilities (which was included in the restructuring charge) primarily related to remaining rent, related utilities and common area maintenance on the closed Phoenix, Arizona manufacturing and administrative facility. The Company also estimated in May 1999, given the then-current real estate market conditions, that it would take approximately 9-12 months to sublease the facility. Sublease activity began in May 2000 (as reflected in the remaining accrual) and is projected to be carried out through the end of the Company’s lease term. The Company’s management has been and is currently in the process of securing additional subleases or other negotiated agreements for the Phoenix, Arizona manufacturing and administrative facility.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize the components of and activity related to the merger, integration, and restructuring costs during 2000 and 1999 (in thousands):

	Accrued	2000 Activity		Accrued
	Liability at			Liability at
	May 31,	Cash	Asset	June 3,
	1999	Expenditures	Write-downs	2000

Direct merger costs	$3,600	3,600	—	—

Lease termination costs	14,600	6,035	—	8,565

Discontinued product lines	100	100	—	—

Severance costs	4,200	3,828	—	372

Other costs	500	—	236	264

	$23,000	13,563	236	9,201

		1999 Activity		Accrued
	Total			Liability at
	Estimated	Cash	Asset	May 31,
	Costs	Expenditures	Write-downs	1999

Direct merger costs	$6,900	3,300	—	3,600

Lease termination costs	16,900	—	2,300	14,600

Demonstration equipment	4,200	—	4,200	—

Discontinued product lines	19,400	—	19,300	100

Severance costs	4,700	500	—	4,200

Other costs	1,800	300	1,000	500

	$53,900	4,100	26,800	23,000

      The 1999 merger, integration, and restructuring costs were classified in the statement of operations for the year ended May 31, 1999 in cost of sales and in selling, general, and administrative expenses. The following table summarizes the classification of the merger and integration charges (in thousands):

Cost of sales	$13,600

Merger, integration, and restructuring costs	40,300

$53,900

(4)  Short-term Investments

      The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of short-term investments classified as available-for-sale are summarized as follows at June 3, 2000 and May 31, 1999 (in thousands):

	2000

		Gross	Gross	Approximate
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal and state governments	$20,511	—	(394)	20,117

Corporate debt securities and other	8,212	—	(93)	8,119

	$28,723	—	(487)	28,236

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1999

		Gross	Gross	Approximate
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal and state governments	$26,357	1	(70)	26,288

Corporate debt securities and other	23,833	—	(101)	23,732

	$50,190	1	(171)	50,020

(5)  Inventories

      Inventories at the end of 2000 and 1999 are summarized as follows (in thousands):

	2000	1999

Raw materials	$54,058	48,082

Work-in-process	21,396	23,428

Finished goods	5,738	9,234

Total inventories	$81,192	80,744

(6)  Property, Plant, and Equipment

      Property, plant, and equipment at the end of 2000 and 1999 are summarized as follows (in thousands):

	2000	1999

Land	$8,547	8,547

Buildings	38,709	40,911

Machinery and equipment	70,539	69,066

Furniture and fixtures	4,324	3,529

Leasehold improvements	1,131	1,607

Construction in progress	7,882	2,906

	131,132	126,566

Less accumulated depreciation	(43,219)	(37,569)

Net property, plant, and equipment	$87,913	88,997

      Depreciation expense was $15.3 million, $19.1 million, and $12.4 million in 2000, 1999, and 1998, respectively.

(7)  Accrued Liabilities

      Accrued liabilities at the end of 2000 and 1999 are summarized as follows (in thousands):

	2000	1999

Accrued warranty and installation costs	$8,665	13,245

Accrued payroll and benefits	4,588	6,217

Accrued merger, integration, and restructuring costs	1,952	9,429

Other accrued liabilities	8,059	15,363

Total accrued liabilities	$23,264	44,254

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Investments in Affiliates

      The Company owns a 50% interest in SpeedFam-IPEC Co., Ltd. The Company’s equity investment in SpeedFam-IPEC Co., Ltd. was $19.8 million and $21.8 million at June 3, 2000 and May 31, 1999, respectively. SpeedFam-IPEC Co., Ltd.’s consolidated financial statements include the accounts of the following subsidiaries:

Company	Location

SpeedFam Clean Systems Co., Ltd.	Japan

Saku Seiki Co., Ltd.	Japan

SpeedFam-IPEC Taiwan Ltd.	Taiwan

SpeedFam-IPEC Korea Ltd.	South Korea

SpeedFam-IPEC India (Pvt.) Ltd.	India

SpeedFam-IPEC (S.E.A.) Pte. Ltd.	Singapore

SpeedFam-IPEC (Malaysia) SDN BHD	Malaysia

      Significant intercompany balances and transactions have been eliminated. SpeedFam-IPEC Co., Ltd.’s investments in three affiliated Japanese companies, Met-Coil Ltd.; GRT Co., Ltd. and Clean Technology Co., Ltd. are accounted for by the equity method.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Condensed consolidated financial statements of SpeedFam-IPEC Co., Ltd. are as follows (in thousands):

     Balance Sheets

	April 30,

	2000	1999

Assets

Current assets:

Cash and short-term investments	$14,884	8,963

Trade accounts receivable, net and due from affiliates	52,085	55,670

Inventories	8,150	13,445

Prepaid expenses and other current assets	3,984	3,682

Total current assets	79,103	81,760

Property, plant, and equipment, net	33,535	36,003

Other assets	14,895	10,759

Total assets	$127,533	128,522

Liabilities and Stockholders’ Equity

Current liabilities:

Short-term borrowings and current portion of long-term debt	$24,586	26,381

Accounts payable	25,713	25,546

Accrued liabilities	8,412	5,862

Income taxes payable	1,610	—

Total current liabilities	60,321	57,789

Long-term debt	20,455	19,607

Other long-term liabilities	7,141	7,599

Total long-term liabilities	27,596	27,206

Stockholders’ equity	39,616	43,527

Total liabilities and stockholders’ equity	$127,533	128,522

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Statements of Earnings and Retained Earnings (in thousands)

	Years Ended April 30,

	2000	1999	1998

Net sales	$108,000	136,232	221,738

Costs and operating expenses	118,922	135,378	210,900

Earnings before income taxes	(10,922)	854	10,838

Income taxes	(3,346)	1,332	5,041

Net earnings before minority interest	(7,576)	(478)	5,797

Minority interest	50	684	66

Net earnings	(7,526)	206	5,863

Retained earnings at beginning of year	40,326	41,162	37,049

Dividends	—	(1,042)	(1,750)

Retained earnings at end of year	$32,800	40,326	41,162

      The following is a summary of SpeedFam-IPEC, Inc. and consolidated subsidiaries’ transactions with SpeedFam-IPEC Co., Ltd. and its subsidiaries (in thousands).

	2000	1999	1998

Sales to SpeedFam-IPEC Co., Ltd.	$3,636	659	924

Purchases from SpeedFam-IPEC Co., Ltd.	$13,133	3,030	6,344

Commissions revenue	$2,875	2,217	9,009

Commission expense	$8,068	4,727	4,433

      Net amounts due to SpeedFam-IPEC Co., Ltd. included in the consolidated balance sheets at the end of 2000 and 1999 are $7.4 million and $4.8 million, respectively.

      In November 1999, the Company sold its 50% interest in the joint venture, Fujimi Corporation, to its 50% partner, Fujimi Incorporated. Total proceeds from the sale were $10.0 million. The gain on the sale of $6.1 million is classified as other income in the accompanying consolidated statement of operations for the year ended June 3, 2000. The Company’s equity investment in Fujimi Corporation was $3.6 million at the end of 1999. Summary financial information relating to Fujimi Corporation is as follows:

Statements of Earnings (in thousands)

		Years Ended May 31,
	June 1, 1999 -
	November 30, 1999	1999	1998

Net sales	$11,629	22,746	36,767

Costs and operating expenses	(10,629)	(20,028)	(31,332)

Earnings before income taxes	1,000	2,718	5,435

Income taxes	(400)	(1,039)	(2,207)

Net earnings	$600	1,679	3,228

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)  Income Taxes

      The Company files consolidated U.S. Federal income tax returns with its domestic subsidiary. Operations in the United Kingdom and Germany file local income tax returns. Earnings (loss) from consolidated companies before income taxes are as follows (in thousands):

	2000	1999	1998

U.S	$(12,044)	(146,437)	3,942

Non-U.S	1,144	1,816	2,406

Total	$(10,900)	(144,621)	6,348

      Income tax expense (benefit) is included in the statements of operations as follows (in thousands):

	2000	1999	1998

Continuing operations	$—	(3,930)	29,584

Discontinued operations	—	—	—

Total	$—	(3,930)	29,584

      Income tax expense (benefit) related to continuing operations is as follows (in thousands):

	2000	1999	1998

Current:

U.S. Federal	$—	—	2,348

State	—	22	1,080

Non-U.S	—	710	640

	—	732	4,068

Deferred:

U.S. Federal and state	—	(4,622)	25,366

Non-U.S	—	(40)	150

	—	(4,662)	25,516

Income tax expense (benefit)	$—	(3,930)	29,584

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) at the end of 2000 and 1999 are attributable to (in thousands):

	2000	1999

Deferred tax assets:

Financial valuation accounts	$13,781	18,655

Expenses not currently deductible	3,683	2,017

Merger, integration, and restructuring accruals	3,680	21,421

Net operating loss carryforwards and tax credits	75,003	55,096

Other	366	906

	96,513	98,095

Valuation allowance	(95,856)	(91,564)

	657	6,531

Deferred tax liabilities:

Depreciation and amortization differences	(668)	(6,542)

Net deferred tax liability	$(11)	(11)

      The net deferred tax liability has been recorded in the accompanying consolidated balance sheets as a component of other liabilities.

      The Company has in excess of $168.0 million of Federal net operating loss carryforwards at June 3, 2000 which expire between 2001 and 2019. The Company also has $5.0 million of Federal research and development tax credit carryforwards available. These carryforwards begin to expire in 2011.

      The valuation allowance for deferred taxes was increased by $4.3 million and $51.5 million during 2000 and 1999, respectively. A valuation allowance is required to be recorded against deferred tax assets if it is more likely than not that the tax assets will not be realized. This determination is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. The Company has established a full valuation allowance against all of its deferred tax assets. The Company will recognize future benefits only as reassessment demonstrates that the deferred tax assets are realizable. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits attributable to the deferred tax assets will be recorded in future operations as a reduction of the Company’s income tax expense.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation between the Company’s effective tax rate and the expected tax rate on earnings before income taxes is as follows:

	2000	1999	1998

Expected income tax rate	(34)%	(34)%	34%

State taxes, net of U.S. Federal tax benefit	(6)	(6)	12

Foreign sales corporation	—	—	(19)

Research and development and other tax credits	(22)	(2)	—

Tax exempt investment securities	—	—	(17)

Disposition of investments	14	—	—

Non-deductible expenses, including purchased research and development and amortization of goodwill	8	1	42

Change in beginning of year valuation allowance	39	36	391

Stock option compensation	—	—	21

Other	1	2	2

Effective income tax rate	0%	(3)%	466%

      No provision is made for income taxes on undistributed earnings of wholly owned non-U.S. subsidiaries and SpeedFam-IPEC Co., Ltd., because it is the Company’s present intention to reinvest substantially all the earnings of these operations. At the end of 2000, there was approximately $24.5 million of accumulated undistributed earnings of those operations. It is not practical for the Company to compute the amount of unrecognized deferred tax liability on the undistributed earnings.

(10)  Discontinued Operations

      In the second quarter of 1997, the Company announced its decision to focus its resources on manufacturing CMP and CMP related equipment. As a result of this decision, the Company adopted a plan for the disposition by sale or closure of IPEC Clean in calendar 1997.

      Following the decision to dispose of IPEC Clean in calendar 1997, the Company entered into negotiations to sell its remaining assets. The deteriorating business climate in the Pacific Rim resulted in customers delaying expected purchases from IPEC Clean and the Company was unable to consummate a sale. The Company closed IPEC Clean in the third quarter of 1998. A charge of $10.6 million to write down accounts receivable, inventory, equipment, and other assets to liquidation value and to record additional liabilities was recorded in 1998.

(11)  Revolving Credit Facilities

      On October 31, 1996, SpeedFam-IPEC Limited in the United Kingdom, a wholly owned subsidiary of the Company, entered into a £950,000 ($1.4 million) multi-currency revolving line of credit with the London branch of an U.S. bank. The revolving line of credit is secured by property and equipment of the subsidiary and is payable on demand. If the line of credit is utilized, interest will accrue on the outstanding balance at 2.0% above the bank’s base rate (8% and 7.25% at June 3, 2000 and April 30, 1999). As of June 3, 2000 and April 30, 1999, no amounts were outstanding on this credit facility.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)  Long-term Debt

      Long-term debt at June 3, 2000 and May 31, 1999 consists of the following (in thousands):

	2000	1999

Convertible subordinated notes	$115,000	115,000

Capital lease obligations, interest rates ranging from 8.7% to 9.88%	1,239	2,404

	116,239	117,404

Less current portion	1,077	1,275

Long term debt, net of current portion	$115,162	116,129

      The Company completed a private placement in the first quarter of 1998 of $115.0 million Convertible Subordinated Notes (Notes) due in 2004 bearing interest at a rate of 6.25%. The Notes were subsequently registered with the Securities and Exchange Commission in year 1998. Interest is payable semi-annually in March and September. The Notes are subordinated to all existing and future senior indebtedness and are effectively subordinated to all liabilities, including trade payables and lease obligations of the Company and its subsidiaries. The Notes can be converted into the Company’s common stock at a conversion price of $54.93 per share. The Notes are not redeemable by the Company prior to September 20, 2000. Debt issuance costs of $3.8 million incurred in connection with the issuance have been included in other assets and are being amortized over seven years.

      The Company entered into lease financing arrangements for certain equipment that expire at various dates through July 2002.

      The future maturities of long-term debt as of June 3, 2000 are as follows (in thousands):

Years Ending June 3, 2000	Amount

2001	$1,077

2002	149

2003	13

2004	115,000

Thereafter	—

Total	$116,239

(13)  Stockholders’ Equity

  Common Stock

      The Company has 96.0 million shares of common stock authorized for issuance, at no par value. There were 29.7 million and 29.4 million shares issued and outstanding as of June 3, 2000 and May 31, 1999, respectively.

  Preferred Stock

      The holders of Series B preferred stock were entitled to an annual cumulative dividend amounting to $5.59 per share, payable semiannually on December 31 and June 30, commencing June 30, 1994. Each share of the Series B-1 preferred stock, Series B-2 preferred stock, and Series B-3 preferred stock was converted into 8.90, 8.10, and 10.65 shares of common stock, respectively, in connection with the merger. There are 21,478 shares authorized for each of the series B-1, B-2 and B-3 preferred stocks and no shares were issued and outstanding as of June 3, 2000 and May 31, 1999.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Class A Common Stock

      Each share of Class A common stock is entitled to four votes and can be converted into one share of the Company’s common stock. Each share of common stock is entitled to one vote. At the merger date, each share of IPEC Class A common stock was converted into .71 shares of SpeedFam-IPEC, Inc. common stock. There are 2.5 million shares authorized but no shares were issued and outstanding as of June 3, 2000 and May 31, 1999.

(14)  Commitments and Contingencies

      The Company is subject to lawsuits and other claims arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

      The Company and its subsidiaries occupy certain manufacturing and office facilities and use certain equipment under noncancelable operating leases expiring at various dates through 2004. Rental expense was approximately $3.0 million, $6.2 million, and $5.0 million in 2000, 1999, and 1998, respectively.

      Future minimum lease payments for all noncancelable operating leases having remaining terms in excess of one year at the end of 2000, excluding the lease termination payments relating to the former IPEC Planar facility which are classified as restructuring costs (refer to Note 3), are as follows (in thousands):

Year	Amount

2001	$1,730

2002	1,264

2003	505

2004	120

2005 and thereafter	—

Total	$3,619

(15)  Forward Exchange Contracts

      The notional amounts of foreign exchange contracts as of June 3, 2000 and May 31, 1999 were as follows (in thousands):

	2000	1999

Forward exchange contracts to buy foreign currency	$1,981	1,862

Forward exchange contracts to sell foreign currency	$1,197	4,390

      All currency forward contracts outstanding at June 3, 2000 have maturities of less than one year and are primarily to buy or sell Japanese yen in exchange for U.S. dollars. Management believes that these contracts should not subject the Company to undue risk from foreign exchange movements, because gains and losses on these contracts generally offset gains and losses on the assets, liabilities, and transactions being hedged.

(16)  Employee Benefits

      The Company maintains defined-contribution savings and profit-sharing plans for its employees. The plans cover certain employees who meet length of service requirements. Total Company contributions aggregated to $1.1 million, $1.0 million, and $0.8 million in 2000, 1999, and 1998, respectively.

      The Company granted to an officer 50,000 shares of common stock which vested monthly from September 1997 through February 2000. At the merger date, all unvested shares became fully vested. The

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company deferred the related compensation of $1.3 million and amortized the cost over the vesting period. Compensation expense of $0.9 million and $0.4 million was recorded in 1999 and 1998, respectively.

      The Company’s 1995 Employee Stock Purchase Plan qualifies under Section 423 of the Internal Revenue Code and 500,000 shares of common stock are reserved for issuance under the plan. Payroll deductions for the purchase of stock may not exceed 10% of an employee’s base compensation or $25,000. The employee stock purchase plan provides that eligible employees may purchase stock at 85% of its fair value on specified dates. Under the plan, the Company sold approximately 67,000, 198,000 and 150,000 shares in 2000, 1999, and 1998, respectively.

(17)  Warrants and Stock Option Plans

  Warrants

      The following summarizes warrant activity:

	Common (a)	Common (b)	Total

Exercise price	$41.20	34.61

Expiration	12/26/00	12/16/02

Outstanding at June 3, 2000 and May 31, 1999	7,100	338,210	345,310

(a)	These warrants were issued in connection with services provided during an acquisition and were assigned a value of $100,000.

(b)	These warrants were issued in connection with preferred stock previously outstanding and were assigned a value of $4.8 million.

  Stock Options

      The Company grants options to employees under the 1991 Employee Incentive Stock Option Plan and the 1995 Stock Plan for Employees and Directors of the Company. Under the plans, options may be granted to purchase up to 4,800,000 shares of the Company’s authorized but unissued common stock. Stock options are granted at a price not less than the fair market value on the date of grant. Stock option vesting periods range from four to five years with the exception of 164 stock options issued in 1992, which vested immediately. The stock options expire 10 years after the grant date, except for 71 stock options which expire five years after the grant date.

      The Company’s 1992 Stock Option Plan (the Option Plan) provides for the issuance of incentive stock options and non-qualified stock options to purchase up to 3,727,500 shares of common stock to employees, directors, and consultants. The grants vest over periods ranging up to five years. Options may be granted to purchase shares of the Company’s common stock at not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes option activity and related information:

			Weighted
			Average
			Exercise
	Options	Price Per Share	Price

Balance at June 1, 1997	3,435,382	$2.04 – 40.49	$19.03

Granted	1,127,550	16.20 – 59.00	29.41

Exercised	(447,793)	2.04 – 37.86	12.57

Canceled or expired	(135,832)	2.04 – 56.50	23.98

Balance at May 31, 1998	3,979,307	$2.04 – 59.00	$22.32

Granted	758,512	8.70 – 16.38	11.64

Exercised	(186,790)	2.04 – 15.32	3.26

Canceled or expired	(737,190)	2.04 – 56.25	26.23

Balance at May 31, 1999	3,813,839	$2.04 – 59.00	$20.71

Granted	2,213,750	9.44 – 21.50	11.86

Exercised	(242,214)	2.04 – 25.18	12.05

Canceled or expired	(402,292)	2.04 – 56.25	19.98

Balance at June 3, 2000	5,383,083	$2.04 – 59.00	$17.51

      The following table summarizes information about stock options outstanding at June 3, 2000:

		Weighted
	Options	Average		Options
	Outstanding	Remaining	Weighted-	Exercisable	Weighted-
	at	Contractual	Average	at	Average
Range of	June 3,	Life	Exercise	June 3,	Exercise
Exercise Prices	2000	(Years)	Price	2000	Price

$2.04 – 5.90	169,626	4.3	$3.37	169,626	$3.37
$5.91 – 11.80	1,245,430	8.9	9.87	193,320	9.87
$11.81 – 17.70	1,555,049	9.6	12.90	230,410	13.37
$17.71 – 23.60	1,600,186	6.7	19.68	1,272,748	19.64
$23.61 – 29.50	55,265	8.1	24.88	30,736	24.81
$29.51 – 35.40	8,852	7.6	33.93	8,312	34.00
$35.41 – 41.30	721,957	7.6	37.09	456,934	37.01
$41.31 – 47.20	7,008	7.6	46.07	1,480	45.67
$47.21 – 53.10	800	7.3	51.00	320	51.00
$53.11 – 59.00	18,910	7.0	55.36	8,140	55.25

$2.04 – 59.00	5,383,083	8.1	$17.51	2,372,026	$20.68

      The Company applies the intrinsic value-based method of accounting for its fixed plan stock options. Accordingly, no compensation cost has been recognized for the stock option and stock purchase plans. Had compensation cost for the Company’s stock option and stock purchase plans been determined based on the fair

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value at the grant date for awards in 2000, 1999 and 1998, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands except per share data):

	2000	1999	1998

Net loss attributable to common stockholders as reported	$(14,178)	(139,949)	(29,640)

Pro forma net loss attributable to common stockholders	(23,588)	(148,630)	(43,681)

Basic and diluted loss per share as reported	(0.48)	(4.84)	(1.08)

Basic and diluted pro forma loss per share	(0.80)	(5.14)	(1.59)

      The pro forma net loss amounts presented above do not reflect the full impact of calculating compensation cost for options on a fair value basis because compensation cost is reflected over the options vesting period of up to five years, and compensation cost for options granted prior to June 1, 1995 is not considered.

      In calculating pro forma compensation, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for grants made in 2000, 1999, and 1998.

	2000	1999	1998

Dividend yield	None	None	None

Expected volatility	85%	66%	61 – 90%

Risk-free interest rate	6.60	5.63	5.53 – 6.25

Expected lives in years	3	3	3

      The weighted average fair value of options granted was $6.88 per share, $7.82 per share, and $15.96 per share for 2000, 1999, and 1998, respectively.

(18)  Business Segment Information

      The Company classifies its products into three core business segments: (i) the CMP Group, which is comprised of the Company’s development and production of chemical mechanical planarization systems; (ii) the Surface Technology Group, which is comprised of the development of high-throughput precision surface processing equipment used in thin film memory disk media; and (iii) the Industrial Applications Group, which is comprised of the development and production of high-throughput precision surface processing equipment used in general industrial applications. Information concerning the Company’s business segments in 2000, 1999, and 1998 is as follows (in thousands):

	2000	1999	1998

Sales:

Net sales to customers:

CMP Group	$230,191	160,639	280,064

Surface Technology Group	29,155	42,440	80,219

Industrial Applications Group	14,702	13,346	13,985

Total net sales	$274,048	216,425	374,268

Segment operating profit (loss):

CMP Group	$(1,157)	(89,527)	18,917

Surface Technology Group	(651)	(30,429)	6,751

Industrial Applications Group	2,341	1,186	1,738

Total segment operating profit (loss)	533	(118,770)	27,406

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000	1999	1998

General corporate expense	(10,233)	(27,065)	(24,339)

Interest income (expense)	(1,200)	1,214	3,281

Earnings (loss) from consolidated companies before income taxes	$(10,900)	(144,621)	6,348

Identifiable assets:

CMP Group	$214,913	209,066

Surface Technology Group	25,799	23,982

Industrial Applications Group	7,550	10,168

Investments in affiliates	19,810	25,360

Corporate assets	167,008	175,202

Total identifiable assets	$435,080	443,778

Capital expenditures:

CMP Group	$9,790	29,825	46,675

Surface Technology Group	225	469	295

Industrial Applications Group	—	45	800

Corporate	5,045	1,022	1,295

Total capital expenditures	$15,060	31,361	49,065

Depreciation expense:

CMP Group	$11,101	16,226	8,709

Surface Technology Group	808	1,250	1,912

Industrial Applications Group	176	321	321

Corporate	3,283	1,305	1,494

Total depreciation expense	$15,368	19,102	12,436

      Intersegment sales are not material. Segment operating profit represents total net sales less cost of sales and operating expenses, and excludes equity in net earnings of affiliates, general corporate expenses, interest income and expense, and income taxes. Segment identifiable assets are those assets employed in each segment’s operation. Corporate assets consist primarily of cash and cash equivalents, and short-term investments.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information regarding the Company’s operations in the United States and internationally is presented below (in thousands):

	2000	1999	1998

Third party sales (by destination of shipment):

United States	$83,461	135,476	245,779

Europe	72,876	26,851	62,065

Asia	115,407	49,643	59,318

Other	2,304	4,455	7,106

Consolidated net sales	$274,048	216,425	374,268

Long-lived assets:

United States	120,799	128,917

Europe	390	496

Consolidated long-lived assets	121,189	129,413

(19)  Significant Customers and Concentration of Credit Risk

      Presented below is a summary of net sales to and commissions earned from significant customers as a percentage of total revenue. Net sales to and commissions earned from these customers are from all of the Company’s segments.

Customer	2000	1999	1998

A	12%	11%	19%

B	11%	*	*

C	*	11%	*

*	Less than 10%.

(20)  Quarterly Financial Information (Unaudited)

      Following is a summary of unaudited quarterly information (in thousands except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended May 31, 1999:

Total net sales	$65,569	48,265	53,279	49,312

Gross margin	$19,170	9,004	12,549	(19,287)

Net earnings (loss) attributable to common stockholders	(7,310)	(17,000)	(15,729)	(99,910)**

Basic net earnings (loss) per share*	$(0.25)	(0.59)	(0.54)	(3.42)

Diluted net earnings (loss) per share*	$(0.25)	(0.59)	(0.54)	(3.42)

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended June 3, 2000:

Total net sales	$50,327	55,777	73,058	94,886

Gross margin	$15,167	18,040	24,469	31,845

Net earnings (loss) attributable to common stockholders	$(10,963)	(4,490)	(1,882)	3,157

Basic net earnings (loss) per share*	$(0.37)	(0.15)	(0.06)	0.11

Diluted net earnings (loss) per share	$(0.37)	(0.15)	(0.06)	0.10

*	Cross-footed and fiscal year end amounts may differ due to rounding differences.

**	The loss recorded by the Company in the fourth quarter of 1999 includes $53.9 million for merger, integration, and restructuring charges.

(21)  Other Income (Expense)

      Other income (expense) consisted of the following for 2000, 1999, and 1998 (in thousands):

	2000	1999	1998

Interest income	$6,808	9,691	10,089

Interest expense	(8,008)	(8,477)	(6,808)

Insurance recovery on damaged shipment	—	2,500	—

Gain on sale of Fujimi Corporation	6,103	—	—

Miscellaneous, net	746	583	229

	$5,649	4,297	3,510

(22)  Other Comprehensive Income

      Changes in accumulated other comprehensive income (loss) are as follows (in thousands):

	2000	1999	1998

Foreign currency translation adjustments:

Balance at beginning of year	$(60)	(987)	1,582

Adjustments for year	1,299	927	(2,569)

Balance at end of year	$1,239	(60)	(987)

Unrealized holding gains (losses) on securities:

Balance at beginning of year	$(170)	—	—

Adjustments for year	(317)	(170)	—

Balance at end of year	$(487)	(170)	—

Total accumulated other comprehensive income (loss):

Balance at beginning of year	$(230)	(987)	1,582

Adjustments for year	982	757	(2,569)

Balance at end of year	$752	(230)	(987)

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(23)  Related Party Transactions

      During 2000, 1999 and 1998, the Company had purchases of raw materials of approximately $2.9 million, $5.9 million and $2.2 million, respectively, from Berkeley Process Controls, a California- based company, that is affiliated with the Company’s Co-Chairman of the Board of Directors.

(24)  Subsequent Events (unaudited)

      On June 29, 2000, the Company announced that it reached an agreement with its partner, Obara Corporation, in the Far East Joint Venture (SpeedFam-IPEC, Co. Ltd), that will transfer full ownership of CMP sales and service operations as well as all related assets and liabilities to the Company. Per the agreement, Obara Corporation will assume the business operations for non-CMP activities. In conjunction with this agreement, the Company is evaluating its impact on its domestic non-CMP operations. Based upon this ongoing review, as well as the terms of the agreement reached with Obara Corporation, the Company believes it will incur a special, non-cash charge to operations in the range of $10.0 million to $20.0 million in the first half of 2001. The Company believes there will be no material cash outlays in conjunction with completing this transaction.

SPEEDFAM-IPEC CO., LTD.

Consolidated Financial Statements

April 30, 2000 and 1999

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Board of Directors
SpeedFam-IPEC Co., Ltd.:

      We have audited the accompanying consolidated balance sheets of SpeedFam-IPEC Co., Ltd. and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2000. These consolidated financial statements are the responsibility of the management of SpeedFam-IPEC Co., Ltd. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpeedFam-IPEC Co., Ltd. and subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Chicago, Illinois

June 27, 2000

SPEEDFAM-IPEC CO., LTD.

CONSOLIDATED BALANCE SHEETS

April 30, 2000 and 1999

	2000	1999

	(dollars in thousands,
	except share data)

Assets

Current assets:

Cash and cash equivalents	$9,584	4,058

Short-term investments	5,300	4,905

Trade accounts and notes receivable, less allowance for doubtful accounts of $576 and $615 in 2000 and 1999, respectively	41,753	51,959

Inventories	8,150	13,445

Due from affiliated companies	10,332	3,711

Refundable income taxes	—	1,467

Deferred income taxes	3,110	1,445

Prepaid expenses and other current assets	874	770

Total current assets	79,103	81,760

Investment in affiliates	1,202	840

Property, plant, and equipment, net	33,535	36,003

Deferred income taxes	6,648	2,075

Other assets	7,045	7,844

	$127,533	128,522

Liabilities and Stockholders’ Equity

Current liabilities:

Short-term borrowings	$17,445	22,094

Current portion of long-term debt	6,700	3,896

Current portion of obligations under capital leases	441	391

Accounts payable	25,713	25,546

Accrued expenses	8,412	5,862

Income taxes payable	1,610	—

Total current liabilities	60,321	57,789

Long-term liabilities:

Long-term debt	20,455	19,607

Obligations under capital leases	439	823

Liability for employee benefits	6,048	6,119

Minority interest	654	657

Total long-term liabilities	27,596	27,206

Stockholders’ equity:

Common stock, $3 par value, 240,000 shares authorized, 198,000 shares issued and outstanding at April 30, 2000 and 1999 and paid in capital	664	664

Retained earnings	32,800	40,326

Accumulated other comprehensive income	6,152	2,537

Total stockholders’ equity	39,616	43,527

Total liabilities and stockholders’ equity	$127,533	128,522

See accompanying notes to consolidated financial statements.

SPEEDFAM-IPEC CO., LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2000, 1999, and 1998

	2000	1999	1998

	(dollars in thousands)

Net sales	$108,000	136,232	221,738

Cost of sales	78,369	99,276	165,152

Gross margin	29,631	36,956	56,586

Selling, general, and administrative expenses	37,839	34,626	45,622

Restructuring costs	3,067	—	—

Operating profit (loss)	(11,275)	2,330	10,964

Other income (expense):

Gain (loss) on sales of assets	4	45	(956)

Equity in net earnings (loss) of affiliates	289	(103)	114

Interest income	533	604	426

Interest expense	(996)	(1,190)	(1,114)

Miscellaneous, net	523	(832)	1,404

	353	(1,476)	(126)

Earnings (loss) before income taxes and minority interest	(10,922)	854	10,838

Income tax expense (benefit)	(3,346)	1,332	5,041

Earnings (loss) before minority interest	(7,576)	(478)	5,797

Minority interest	50	684	66

Net earnings (loss)	$(7,526)	206	5,863

See accompanying notes to consolidated financial statements.

SPEEDFAM-IPEC CO., LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME
Years ended April 30, 2000, 1999, and 1998

			Accumulated
			Other
			Comprehensive
	Common	Retained	Income
	Stock	Earnings	(Loss)	Total

	(dollars in thousands)

Balance at April 30, 1997	$664	37,049	3,013	40,726

Comprehensive income:

Net earnings	—	5,863	—	5,863

Foreign currency translation adjustments	—	—	(3,661)	(3,661)

Unrealized losses on securities	—	—	(92)	(92)

Total comprehensive income				2,110

Cash dividends	—	(1,750)	—	(1,750)

Balance at April 30, 1998	664	41,162	(740)	41,086

Comprehensive income:

Net earnings	—	206	—	206

Foreign currency translation adjustments	—	—	3,185	3,185

Unrealized gains on securities	—	—	92	92

Total comprehensive income				3,483

Cash dividends	—	(1,042)	—	(1,042)

Balance at April 30, 1999	664	40,326	2,537	43,527

Comprehensive income (loss):

Net loss	—	(7,526)	—	(7,526)

Foreign currency translation adjustments	—	—	3,773	3,773

Unrealized losses on securities	—	—	(158)	(158)

Total comprehensive loss				(3,911)

Balance at April 30, 2000	$664	32,800	6,152	39,616

See accompanying notes to consolidated financial statements.

SPEEDFAM-IPEC CO., LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended April 30, 2000, 1999, and 1998

	2000	1999	1998

	(dollars in thousands)

Cash flows from operating activities:

Net earnings (loss)	$(7,526)	206	5,863

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

Equity in net (earnings) losses of affiliates	(289)	103	(114)

Depreciation and amortization	5,888	5,122	5,338

Deferred income tax expense (benefit)	(5,761)	5	(1,211)

Loss (gain) on sales of assets	(4)	(45)	956

Restructuring costs	5,437	—	—

Other, net	(579)	142	165

Changes in net assets and liabilities:

Trade accounts and notes receivable and due from affiliates	8,664	40,375	(16,949)

Inventories	3,754	8,863	3,334

Prepaid expenses and other assets	996	452	(2,389)

Accounts payable	(2,151)	(36,885)	(3,597)

Accrued expenses and other liabilities	1,077	(1,817)	(2,391)

Income taxes, net	3,126	(3,895)	(1,585)

Net cash provided by (used in) operating activities	12,632	12,626	(12,580)

Cash flows from investing activities:

Capital expenditures	(1,887)	(1,642)	(14,351)

Proceeds from sales of assets	70	74	572

Other investing activities	(77)	(16)	(2,503)

Net cash used in investing activities	(1,894)	(1,584)	(16,282)

Cash flows from financing activities:

Dividends paid	—	(1,042)	(1,750)

Short-term borrowings, net	(6,766)	(13,793)	23,086

Principal payments under capital lease obligations	(437)	(39)	546

Proceeds from long-term debt	6,867	6,131	13,866

Principal payments on long-term borrowings	(5,501)	(7,583)	(3,909)

Net cash provided by (used in) financing activities	(5,837)	(16,326)	31,839

Effect of foreign currency rate changes on cash	625	459	(1,191)

Net increase (decrease) in cash and cash equivalents	5,526	(4,825)	1,786

Cash and cash equivalents at beginning of year	4,058	8,883	7,097

Cash and cash equivalents at end of year	$9,584	4,058	8,883

Supplemental cash flow information:

Cash paid during the year for:

Interest	$1,052	1,003	1,135

Income taxes	$1,259	6,322	8,043

Capital lease obligation increase during the period	$—	263	528

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

  (a) Basis of Presentation

      The Company and its consolidated Japanese subsidiaries maintain their books of account in conformity with the financial accounting standards of Japan. The Company’s non-Japanese subsidiaries maintain their books of account in conformity with the financial accounting standards of the countries in which they are located. The consolidated financial statements presented herein in U.S. dollars have been adjusted to conform to U.S. generally accepted accounting principles.

  (b) Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and the following subsidiaries:

	Percentage
	of			Fiscal
Subsidiaries	Ownership		Location	Year End

SpeedFam Clean Systems Co., Ltd.	71.25	%(*)	Japan	March 31

Saku Seiki Co., Ltd.	74.38		Japan	March 31

SpeedFam-IPEC Taiwan Ltd.	100.00		Taiwan	March 31

SpeedFam-IPEC Korea Ltd.	100.00		South Korea	March 31

SpeedFam-IPEC India (Pvt.) Ltd.	95.00	(**)	India	March 31

SpeedFam (Malaysia) SDN BHD	100.00		Malaysia	March 31

SpeedFam-IPEC (S.E.A.) Pte. Ltd.	100.00		Singapore	March 31

(*)	67.50% (1999) and 62.50% (1998)

(**)	82.00% (1999)

      All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year ends on April 30.

      The Company’s investments in the common stock of affiliates, Met Coil Ltd. (50% owned) and GRT Co. Ltd. (23.08% owned) are accounted for by the equity method. The investment in Clean Technology Co. Ltd., a 27.5% owned affiliate of SpeedFam Clean Systems Co., Ltd., and 22.5% owned directly by the Company, is also accounted for by the equity method.

SPEEDFAM-IPEC CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (c) Cash and Cash Equivalents

      Cash and cash equivalents include deposits in banks and highly liquid short-term investments with original maturities of three months or less. These highly liquid short-term investments are carried at cost which approximates market.

  (d) Investments

      The Company classifies its investments in debt and equity securities into one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in held-to-maturity are classified as available-for-sale.

      Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

  (e) Property, Plant, and Equipment

      Property, plant, and equipment are stated at cost. Depreciation is provided on the declining balance method over the estimated useful lives of the assets. Depreciation expense was $5.5 million, $5 million and $5.2 million in fiscal years 2000, 1999, and 1998, respectively. The estimated useful lives of the assets are as follows:

Buildings and improvements	3 to 60 years

Machinery and equipment	2 to 13 years

Furniture and fixtures	2 to 20 years

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

SPEEDFAM-IPEC CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (h) Revenue Recognition

      Sales of the Company’s products are recorded upon shipment.

  (i) Warranty Costs

      Generally, the Company provides a one-year warranty against manufacturer’s defects on all machines sold. Provision for warranty expense is provided based upon an estimate derived from historical experience factors.

  (j)  Foreign Currency Translation

      The local currency is the functional currency for all non-Japan operations. Accordingly, translation gains or losses related to the non-Japan subsidiaries’ financial statements are included as a component of stockholders’ equity.

  (k)  Significant Customer

      The Company had sales to a Japanese company that amounted to approximately 9.6%, 10.3%, and 20.3% of net sales in fiscal years 2000, 1999, and 1998, respectively.

  (l)  Research and Development

      Research and development expense amounted to $10.9 million, $7.4 million, and $7.5 million in fiscal years 2000, 1999, and 1998, respectively. Such expenditures are expensed as incurred.

  (m)  Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (n)  Reclassifications

      Certain amounts in the fiscal year 1999 and 1998 financial statements have been reclassified to conform with the fiscal year 2000 financial statement presentation.

  (o)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

      The Company continually evaluates whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. Material factors which may alter the useful life of the asset or lead to a determination that the balance may not be recoverable include effects of new technologies, obsolescence, demand, competition, and other economic factors. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

      An asset to be disposed of is reported at the lower of its carrying amount or fair value less costs to sell.

SPEEDFAM-IPEC CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (p)  Fair Value of Financial Instruments

      The Company’s financial instruments at April 30, 2000 and 1999 include cash equivalents, trade receivables, short-term investments, short-term borrowings, trade payables, noncurrent receivables, and long-term debt. The carrying amount of cash equivalents, trade receivables, short-term borrowings, and trade payables approximate fair value because of the short maturity of these instruments. The fair value of short-term investments has been determined based on quoted market prices and approximates their financial statement carrying values. The fair value of the Company’s noncurrent receivables and long-term debt has been determined based on discounted cash flows using current interest rates of similar instruments, and is not materially different from their carrying values.

(2)  Inventories

      Inventories at the end of fiscal years 2000 and 1999 are summarized as follows (in thousands):

	2000	1999

Raw materials	$1,202	1,270

Work-in-process	4,527	9,250

Finished goods	2,421	2,925

Total inventories	$8,150	13,445

(3)  Investments

      Investments at the end of fiscal years 2000 and 1999 are summarized as follows (in thousands):

	2000	1999

Held-to-maturity debt securities, at amortized cost	$106	96

Time deposits	5,194	4,809

Total short-term investments	5,300	4,905

Available-for-sale equity securities, at fair value	709	864

Held-to-maturity debt securities, at amortized cost	26	29

Total investments, included in other assets	735	893

Total investments	$6,035	5,798

      The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale and held-to-maturity securities at the end of fiscal years 2000 and 1999 are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

2000:

Available-for-sale equity securities	$610	125	(26)	709

Held-to-maturity debt securities	132	—	—	132

1999:

Available-for-sale equity securities	$526	393	(55)	864

Held-to-maturity debt securities	125	—	—	125

SPEEDFAM-IPEC CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No investments classified as available-for-sale were sold during fiscal years 2000 and 1999. The Company does not hold securities for trading purposes.

(4)  Property, Plant, and Equipment

      Property, plant, and equipment at the end of fiscal years 2000 and 1999 are summarized as follows (in thousands):

	2000	1999

Land	$13,769	12,543

Buildings and improvements	18,512	16,807

Machinery and equipment	29,162	27,293

Furniture and fixtures	4,579	4,271

Construction in progress	149	136

	66,171	61,050

Less accumulated depreciation	(32,636)	(25,047)

Property, plant, and equipment, net	$33,535	36,003

      The Company is obligated under various equipment capital leases which expire at various dates during the next five years. At the end of fiscal year 2000, the gross amount of equipment and related accumulated amortization recorded under capital leases was $2.2 million and $1.1 million, respectively. Amortization of assets held under capital leases is included within depreciation expense.

(5)  Income Taxes

      Earnings (loss) before income taxes and minority interest are as follows (in thousands):

	2000	1999	1998

Japan	$(14,915)	(2,937)	4,429

Non-Japan	3,993	3,791	6,409

Total	$(10,922)	854	10,838

      Income tax expense (benefit) is as follows:

	2000	1999	1998
Current:

Japan	$14	155	4,604

Non-Japan	2,401	1,172	1,648

	2,415	1,327	6,252

Deferred:

Japan	(4,902)	45	(1,291)

Non-Japan	(859)	(40)	80

	(5,761)	5	(1,211)

Income tax expense (benefit)	$(3,346)	1,332	5,041

SPEEDFAM-IPEC CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to the net deferred tax asset at the end of fiscal years 2000 and 1999 are attributable to:

	2000	1999

Property, plant, and equipment	$1,071	(97)

Inventory	2,122	885

Allowance for doubtful accounts	5	(24)

Accrued employee benefits	2,382	2,356

Accrued vacation	124	142

Business tax	—	(142)

Long-term prepaid expenses	791	136

Net operating loss carryforwards	3,961	1,487

Valuation allowance	(2,601)	(1,404)

Foreign tax credit	963	—

Warranty reserve	829	—

Other	111	181

Net deferred tax asset	$9,758	3,520

      The Company recorded a valuation allowance of $2.6 million and $1.4 million for deferred tax assets at the end of fiscal years 2000 and 1999. Net deferred tax assets are considered realizable due to the expectation of future taxable income. Deferred income taxes included as a component of stockholders’ equity related to unrealized gains on marketable securities aggregated $0.04 million and $0.1 million at the end of fiscal years 2000 and 1999, respectively.

      At April 30, 1999, certain subsidiaries have net operating loss carryforwards for income tax purposes of $9.8 million which are available to offset future taxable income, if any, through fiscal year 2003.

      Amendments to Japanese tax regulations were enacted into law on March 24, 1999 and March 31, 1998. As a result of these amendments, the normal income tax rate was reduced from approximately 47% to 42% effective for the Company’s fiscal year 2000 and from approximately 51% to 47% effective for the Company’s fiscal year 1999. Current income taxes were calculated at the statutory rate of 42%, 47% and 51% for the years ended April 30, 2000, 1999 and 1998, respectively. Deferred income taxes were calculated at the rate of 42% for the years ended April 30, 2000 and 1999.

      A reconciliation between the Company’s effective tax rate and the expected tax rate of 42% in 2000, 47% in 1999, and 51% in 1998 in Japan on earnings before income taxes and minority interest is as follows:

	2000	1999	1998

Expected income tax rate	(42)%	47%	51%

Expenses not deductible for tax purposes	1	16	5

Equity in net (earnings) loss of affiliates	(1)	7	(1)

Differences of non-Japan and “expected” tax rates	(5)	(78)	(15)

Tax on dividend from foreign subsidiary	8	—	—

Effect of the income tax rate reduction	—	46	3

Increase in the valuation allowance	8	114	4

Other, net	—	4	—

Effective income tax rate	(31)%	156%	47%

SPEEDFAM-IPEC CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No provision is made for income taxes on undistributed earnings of non-Japan subsidiaries. The Company believes that the amount of income taxes that would be incurred if these earnings were remitted would not be significant because of available tax credits.

      The Company’s corporate tax returns through the end of fiscal year 1997 have been examined by the Japanese tax authorities.

(6)  Short-term Borrowings

      Short-term borrowings are summarized as follows (in thousands):

	2000	1999

Bank borrowings, including overdraft	$17,040	16,713

Trade notes discounted at banks, with recourse	405	5,381

	$17,445	22,094

      The short-term borrowings had weighted average interest rates of 1.23%, 1.51%, and 1.65% in fiscal years 2000, 1999, and 1998, respectively.

(7) Long-term Debt

      Long-term debt consists of the following (in thousands):

	2000	1999

Mortgage debentures:

3rd Series, due December 2000, fixed interest rate of 1.7%	$919	838

4th Series, due September 2005, fixed interest rate of 1.8%	2,758	2,514

Loans from banks and other financial institutions, maturing 2000 to 2012, with weighted average interest rates of 2.30% and 2.40% in 2000 and 1999, respectively	23,478	20,151

Total long-term debt	27,155	23,503

Less current portion of long-term debt	6,700	3,896

Net long-term debt	$20,455	19,607

      The mortgage debentures are secured by land and buildings with a carrying value of $6.6 million at the end of fiscal year 2000.

      At the end of fiscal year 2000, the Company has provided guarantees for up to $0.2 million of bank borrowings by SpeedFam-IPEC India (Pvt.) Ltd., a subsidiary of the Company. The Company does not anticipate any loss from these arrangements.

SPEEDFAM-IPEC CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Annual maturities of long-term debt are as follows (in thousands):

Fiscal Year	Amount

2001	$6,700

2002	5,330

2003	4,153

2004	3,623

2005	2,384

2006 and thereafter	4,965

$27,155

(8)  Leases

      The Company and its subsidiaries occupy certain manufacturing and office facilities and use certain equipment under noncancelable operating leases expiring at various dates through fiscal year 2004. Rental expense was approximately $1.7 million, $1.7 million, and $1.9 million in fiscal years 2000, 1999, and 1998, respectively.

      Future minimum capital lease payments as of the end of fiscal year 2000 are as follows (in thousands):

Fiscal Year	Amount

2001	$456

2002	297

2003	100

2004	51

2005	20

Total minimum lease payments	924

Less amount representing interest (at rate of 2.79%)	(44)

Present value of net minimum capital lease payments	880

Less current installments of obligations under capital leases	(441)

Obligation under capital leases, excluding current installments	$439

      Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at the end of fiscal year 2000 are as follows (in thousands):

Fiscal Year	Amount

2001	$525

2002	334

2003	176

2004	56

2005	23

Total	$1,114

SPEEDFAM-IPEC CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Reconciliations of beginning and ending balances of benefit obligations and the fair value of the Plan assets are as follows (in thousands):

	Pension Benefits

	2000	1999

Change in benefit obligation:

Benefit obligation at beginning of period	$2,084	2,217

Service cost	273	199

Interest cost	78	60

Actuarial gains	(117)	(152)

Benefits paid	(350)	(462)

Foreign currency translation	201	222

Benefit obligation at end of year	$2,169	2,084

Change in plan assets:

Fair value of plan assets at beginning of period	$1,528	1,623

Actual return on plan assets	201	(41)

Employer contributions	240	245

Benefits paid	(350)	(462)

Foreign currency translation	149	163

Fair value of plan assets at end of year	$1,768	1,528

Funded status	$(401)	(556)

Unrecognized net transition obligation	121	125

Unrecognized net actuarial loss	214	461

Net amount recognized	$(66)	30

Amounts recognized in the consolidated balance sheets consist of:

Accrued benefit liability	$(66)	(35)

Intangible assets	—	65

Net amount recognized	$(66)	30

Actuarial present value of accumulated benefit obligations	$1,622	1,562

SPEEDFAM-IPEC CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net periodic pension cost for the insured pension plan are shown below (in thousands):

	2000	1999	1998

Components of net periodic pension cost:

Service cost	$273	212	166

Interest cost	78	63	85

Expected return on plan assets	(49)	(39)	(46)

Amortization of transition assets	15	11	13

Recognized actuarial loss	22	26	—

Net periodic pension cost	$339	273	218

Actuarial assumptions:

Weighted average discount rate	3.5%	3.5%	5.5%

Expected return on plan assets	2.8%	2.8%	3.0%

Rate of compensation increase	2.8%	2.8%	3.0%

      The measurement date of the benefit obligations and the plan assets has been changed from April 30 to January 31. The period of calculation in fiscal year 1999 was for the nine months ended January 31, 1999. The effect of the change of the measurement date is not material to the financial condition or results of operations of the Company.

      Plan assets represent the Company’s shares of funds invested by a trustee in pooled accounts comprised of cash in banks, securities, and real estate.

      A separate retirement benefits program for directors and statutory auditors is not covered by the pension plan described above. The program provides that directors and statutory auditors who retire or sever their connection with the Company are entitled to lump-sum payments based on current rates of pay, determined according to their title and length of service. Directors and statutory auditors may also be granted, at the discretion of the Company, additional lump-sum payments for meritorious service. However, the Company decided not to grant such additional portions to directors and statutory auditors and respective reserves of $0.9 million were reversed and credited to retirement benefit expense during the year. It is not the policy of the Company to fund these retirement and severance benefits, but provision has been made in the financial statements for the estimated accrued liabilities under the plan. The liability related to these retirement benefits included in the accompanying consolidated balance sheets at the end of fiscal years 2000 and 1999 amounted to $5.6 million and $5.8 million, respectively. The plan was amended during fiscal year 1996 and the resulting past service costs of $1.0 million are being amortized over a period of five years. Unamortized past service cost at the end of fiscal years 2000 and 1999 amounting to $0 and $0.2 million, respectively, is classified as other assets in the accompanying consolidated balance sheets. The retirement benefit expense (income) amounted to ($0.5 million), $0.5 million, and $1.5 million, in fiscal years 2000, 1999, and 1998, respectively.

      Two subsidiaries of the Company have separate employee retirement and severance plan arrangements. Payments with respect to voluntary severance are less in amount than payments for involuntary severance and retirement. The subsidiaries have recorded estimated liabilities in the accompanying consolidated balance sheets at the end of fiscal years 2000 and 1999 of $0.4 million and $0.4 million, respectively. The estimated liabilities are based upon the amount, net of the benefits to be paid by a government-sponsored small enterprise mutual aid retirement fund, which would be payable if all employees had to retire voluntarily. Plan assets plus the estimated liabilities approximate vested benefits. The expense related to these employee retirement and severance plans amounted to $0.1 million, $0.1 million, and $0.03 million, in fiscal years 2000, 1999, and 1998, respectively. The Company believes that the effect of not adopting SFAS No. 87,

SPEEDFAM-IPEC CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Employers’ Accounting for Pensions,” for these plans is not material to the financial condition or results of operations of the Company.

(10)  Legal Reserve and Cash Dividends

      The Japanese Commercial Code provides that earnings in an amount equal to at least 10% of retained earnings be appropriated as a legal reserve, until such reserve equals 25% of stated common stock. This legal reserve is not available for dividends but may be used to reduce a deficit or may be transferred to stated common stock. Certain non-Japanese subsidiaries are also required to appropriate their earnings to legal reserves under the laws of the respective countries in which they operate. The legal reserve included as a component of retained earnings at the end of fiscal years 2000 and 1999 amounted to $1.8 million and $1.5 million, respectively.

(11)  Other Comprehensive Income

      Changes in accumulated other comprehensive income (loss) are as follows (in thousands):

	2000	1999	1998

Foreign currency translation adjustments:

Balance at beginning of year	$2,341	(844)	2,817

Adjustments for year	3,773	3,185	(3,661)

Balance at end of year	$6,114	2,341	(844)

Unrealized holding gains (losses) on securities:

Balance at beginning of year	$196	104	196

Adjustments for year	(158)	92	(92)

Balance at end of year	$38	196	104

Total accumulated other comprehensive income (loss):

Balance at beginning of year	$2,537	(740)	3,013

Adjustments for year	3,615	3,277	(3,753)

Balance at end of year	$6,152	2,537	(740)

SPEEDFAM-IPEC CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Before	Tax	Net-of-
	Tax	(Expense)	tax
	Amount	or Benefit	Amount

1998:

Foreign currency translation adjustments	$(3,661)	—	(3,661)

Net unrealized losses	(201)	109	(92)

Other comprehensive income (loss)	$(3,862)	109	(3,753)

1999:

Foreign currency translation adjustments	$3,185	—	3,185

Net unrealized gains	201	(109)	92

Other comprehensive income (loss)	$3,386	(109)	3,277

2000:

Foreign currency translation adjustments	$3,773	—	3,773

Net unrealized losses	(272)	114	(158)

Other comprehensive income (loss)	$3,501	114	3,615

(12)  Related Party Transactions

      The following is a summary of SpeedFam-IPEC Co., Ltd. and consolidated subsidiaries’ transactions with SpeedFam-IPEC, Inc. and its consolidated subsidiaries (in thousands):

	2000	1999	1998

Sales to SpeedFam-IPEC, Inc.	$10,437	12,985	30,239

Purchases from SpeedFam-IPEC, Inc.	3,568	1,246	1,279

Commission income	8,369	3,191	4,316

Commission expense	1,986	298	426

      Included in sales to SpeedFam-IPEC, Inc. are transactions for which commissions are paid to SpeedFam-IPEC, Inc. on sales to third party customers in the U.S.

      The following is summary of SpeedFam-IPEC Co., Ltd. transactions with Met-Coil Ltd., a 50% owned affiliate, accounted for by the equity method (in thousands):

	2000	1999	1998

Sales to Met-Coil Ltd.	$—	92	597

Purchases from Met-Coil Ltd.	—	15	1,944

(13)  Restructuring Costs

      Following the merger of SpeedFam International, Inc. with Integrated Process Equipment Corp., the Company (SpeedFam-IPEC Co., Ltd.) ceased manufacturing and developing chemical mechanical planarization (CMP) systems and recorded write-offs of inventory, manufacturing equipment and demonstration equipment related to the CMP systems. In addition, the rapid change in technology resulted in a significant reduction of the Company’s thin film memory disk media business except for maintenance services. Thus, the Company recorded additional write-offs of inventory, patent, manufacturing equipment and demonstration equipment related to the thin film memory disk business. Severance costs were recorded for the reduction of approximately 40 employees resulting from the withdrawal from these product lines. Cash outlays related to the restructuring costs are limited to the severance costs of $386,000.

SPEEDFAM-IPEC CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the components of the restructuring costs for fiscal year 2000 (in thousands):

Inventory	$2,756

Equipment	354

Demonstration equipment	793

Severance costs	386

Patent	1,534

$5,823

      The restructuring costs were classified in the consolidated statement of earnings for the year ended April 30, 2000 in cost of sales and restructuring costs. The following table summarizes the classification of the restructuring costs (in thousands):

Cost of sales	$2,756

Restructuring costs	3,067

$5,823

(14)  Subsequent Event (unaudited)

      SpeedFam-IPEC, Inc. and Obara Corporation, each 50% owners in the Company, signed a Memorandum of Understanding dated June 27, 2000 that will transfer full ownership of CMP sales and service operations as well as all related assets and liabilities to SpeedFam-IPEC, Inc., leaving the Company with all non-CMP activities and related assets and liabilities. It is expected that the terms contained therein will be carried out during the first seven months of the Company’s 2001 fiscal year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10, 11, 12 and 13.

      These items, constituting Part III of the Form 10-K, have been omitted from this annual report pursuant to the provisions of Instruction G to Form 10-K, because a definitive proxy statement (which is incorporated herein by reference, except for the report of the compensation committee of the board of directors and the performance graph) will be filed within 120 days of the end of the Company’s fiscal year ended June 3, 2000. Information required for executive officers is included in Part I, Item 1.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)  (1) Financial Statements:

           See Part II, Item 8.

           (2)  Financial Statement Schedules:

Page

Independent Auditors’ Report	S-1

Schedule II	S-2

           (3)  Exhibits filed:

           See Exhibit Index.

      (b)  Reports filed on Form 8-K:

           None

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

SPEEDFAM-IPEC, INC.

/s/ J. MICHAEL DODSON

J. Michael Dodson
Secretary and Chief Financial Officer
(Principal Financial Officer)

/s/ G. MICHAEL LATTA
G. Michael Latta
Corporate Controller
(Principal Accounting Officer)

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

Name	Title	Date

/s/ JAMES N. FARLEY James N. Farley	Co-Chairman	8/10/00

/s/ SANJEEV CHITRE Sanjeev Chitre	Co-Chairman	8/10/00

/s/ RICHARD J. FAUBERT Richard J. Faubert	President, Chief Executive Officer and Director	8/10/00

/s/ J. MICHAEL DODSON J. Michael Dodson	Secretary and Chief Financial Officer (Principal Financial Officer)	8/10/00

/s/ NEIL R. BONKE Neil R. Bonke	Director	8/10/00

Name	Title	Date

/s/ WILLIAM FRESCHI William Freschi	Director	8/10/00

/s/ RICHARD S. HILL Richard S. Hill	Director	8/10/00

/s/ MAKOTO KOUZUMA Makoto Kouzuma	Director	8/10/00

/s/ KENNETH LEVY Kenneth Levy	Director	8/10/00

/s/ ROGER MCDANIEL Roger McDaniel	Director	8/10/00

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

SpeedFam-IPEC, Inc.:

      Under date of June 27, 2000, we reported on the consolidated balance sheets of SpeedFam-IPEC, Inc. and consolidated subsidiaries as of June 3, 2000 and May 31, 1999, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period from June 1, 1997 through June 3, 2000, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Chicago, Illinois

June 27, 2000

S-1

Schedule II

SPEEDFAM-IPEC, INC.

VALUATION AND QUALIFYING ACCOUNTS

For each of the years in the three-year period ended June 3, 2000

			Charged to
			Other Accounts
		Charged	(Translation	Deductions
	Balance at	to Costs	Adjustments	(Write-offs	Balance
	Beginning	and	and	and	at End
Description	of Year	Expense	Recoveries)	Adjustments)	of Year

	(in thousands)

Allowance for doubtful accounts:

1998	$3,332	3,402	—	2,247	$4,487

1999	$4,487	3,598	(1)	2,484	$5,600

2000	$5,600	82	—	3,133	$2,549

S-2

EXHIBIT INDEX

Exhibit
Number	Description

*2.1	Agreement and Plan of Merger dated November 19, 1998. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-4 filed on February 5, 1999 (Registration No. 333-71897)).
*3.1	Articles of Incorporation of SpeedFam International, Inc. (incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q for the quarter ended November 30, 1997 (Exchange Act File No. 0-26784)).
*3.1a	Amendment to the Articles of Incorporation.
*3.2	By-laws of SpeedFam International, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended May 31, 1996 (Exchange Act File No. 0-26784)).
*4.1	Security and Pledge Agreement dated December 29, 1995 between IPEC Precision and Integrated Process Equipment Corp. (“IPEC”) in favor of HDOS. (Incorporated by reference to Exhibit 2.5 to IPEC’s Current Report on Form 8-K for reporting date December 29, 1995 and filed January 13, 1996 (File No. 0-20470)).
*4.2	Warrant Certificate, dated as of December 16, 1996, issued by IPEC to Fletcher. (Incorporated by reference to Exhibit 99.1 to IPEC’s Current Report on Form 8-K for reporting date December 16, 1996 and filed on December 30, 1996 (File No. 0-20470)).
*4.5	Indenture between IPEC and State Street Bank and Trust Company of California, N.A., dated as of September 15, 1997. (Incorporated by reference to Exhibit 10.2 to IPEC’s Quarterly Report on Form 10-Q filed on November 13, 1997 for the Quarter ended September 30, 1997 (File No. 0-20470)).
*4.6	First Supplemental Indenture by and among the Registrant, IPEC and State Street Bank and Trust Company of California, N.A., as Trustee, dated April 6, 1999.
*4.7	Registration Rights Agreement between IPEC and the Initial Purchasers, dated September 15, 1997. (Incorporated by reference to Exhibit 4.12 to IPEC’s Registration Statement on Form S-3 filed on December 16, 1997 (File No. 333-42369)).
*10.1	Employment Agreement between the Registrant and Richard J. Faubert.
*10.2	Employment Agreement between the Registrant and J. Michael Dodson.
*10.3	Mutual Separation and Consulting Agreement between the Registrant and James N. Farley.
*10.4	Mutual Separation and Consulting Agreement between the Registrant and Sanjeev Chitre.
*10.5	Employment Agreement between the Registrant and James N. Farley.
*10.6	Employment Agreement between the Registrant and Makoto Kouzuma.
*10.7	Employment Agreement between the Registrant and Roger K. Marach.
*10.8	Employment Agreement between the Registrant and Robert R. Smith.
*10.9	Form of Agreement between Registrant and SpeedFam Co., Ltd. with respect to services provided by Makoto Kouzuma.
*10.13	Joint Venture Agreement between the Registrant and Obara Corporation, dated November 14, 1970 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, File No. 33-95628).
*10.14	License and Technical Service Agreement between the Registrant and SpeedFam Co., Ltd., dated November 14, 1970 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, File No. 33-95628).
*10.15	Amendment to License and Technical Service Agreement between the Registrant and SpeedFam Co., Ltd., dated July 24, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 33-95628).
*10.16	Joint Venture Agreement between the Registrant and Fujimi Incorporated, dated September 7, 1984 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 33-95628).
*10.17	Distributorship Agreement between the Registrant and Fujimi Incorporated, dated October 1, 1994 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 33-95628).

Exhibit
Number	Description

*10.18	Amendment to Distributorship Agreement between the Registrant and Fujimi Incorporated, dated August 3, 1995 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, File No. 33-95628).
*10.19	1991 Employee Incentive Stock Option Plan as amended and restated July 27, 1995 and as further amended as of May 22, restated July 27, 1995 and as further amended as of May 22, 1997 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for fiscal 1997, File No. 0-26784).
*10.20	1995 Stock Plan for Employees and Director of SpeedFam International, Inc. as amended as of May 22, 1997 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for fiscal 1997, File No. 0-26784).
*10.21	Registrant’s 1995 Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 33-95628).
*10.22	SpeedFam Employees’ Savings and Profit Sharing Plan and Trust, as amended and restated June 1, 1989 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 33-95628).
*10.23	Lease Agreement, dated March 8, 1996 relating to IPEC Precision’s Facility in Bethel, Connecticut. (Incorporated by reference to Exhibit 10.9 to IPEC’s Annual Report on Form 10-K for the year ended June 30, 1996 (File No. 0-20470) (“1996 Form 10-K”)).
*10.24	Lease Agreement between Seldin Properties and IPEC, dated December 26, 1996. (Incorporated by reference to Exhibit 10.1 to IPEC’s Quarterly Report on Form 10-Q filed on February 14, 1997 for the quarter ended December 31, 1996).
*10.25	Specimen of 6 1/4% Convertible Subordinated Note due 2004 issued by IPEC on September 17, 1997 in the amount of $115,000,000. (Incorporated by reference to Exhibit 10.4 to IPEC’s September 30, 1997 Form 10-Q).
*10.26	Amendment to the IPEC 1992 Stock Option Plan.
*10.27	IPEC 1992 Stock Option Plan (as amended December 12, 1995). Incorporated by reference to Exhibit 10.1 to IPEC’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (File No. 0-20470).
*10.28	Second Amendment to the 1995 Stock Plan for Employees and Directors of SpeedFam International, Inc.
*10.29	First Amendment to the 1995 Stock Plan for Employees and Directors of SpeedFam International, Inc. (filed as Exhibit 4.1 to the Company’s Form S-8 (Registration No. 333-67847).
*10.30	1995 Stock Plan for Employees and Directors of SpeedFam International, Inc. as amended as of May 22, 1997 (filed as Exhibit 10.11 to the Company’s Form 10-K for fiscal year 1997 (File No. 0-26784)).
*10.31	Stock Purchase Agreement, dated November 23, 1999, between the Company and Fujimi Incorporated.
*10.32	Confidentiality Agreement, dated November 23, 1999, between the Company and Fujimi Incorporated.
*10.33	No-Hire Agreement, dated November 23, 1999, between the Company and Fujimi Incorporated.
*10.34	No-Hire Agreement, dated November 23, 1999, between the Company and Fujimi Incorporated.
*10.35	Escrow Agreement, dated November 23, 1999, between the Company and Fujimi Incorporated.
10.36	Employment Agreement between the Registrant and Giovanni Nocerio.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registrant’s Registration Statement on Form S-1, File No. 33-95628).
23.1	Consent of KPMG LLP.
*24.1	Power of Attorney.
27.1	Financial Data Schedule
*99	Audit Committee of the Board of Directors’ Charter

*	Previously filed.