Form 10-Q
period 2000-09-02
SPEEDFAM IPEC INC
filed 2000-10-17
CIK 949301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
            (MARK ONE)

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For The Quarterly Period Ended September 2, 2000

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-26784

                               SPEEDFAM-IPEC, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ILLINOIS                                            36-2421613
     (State Or Other Jurisdiction Of Incorporation Or Organization)             (I.R.S. Employer
                                                                              Identification Number)

                305 North 54th Street, Chandler, Arizona                             85226
                (Address of principal executive offices)                           (Zip Code)


        Registrant's telephone number, including area code (480) 705-2100

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       YES    /x/            No / /


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 29, 2000).

                  Common Stock, no par value: 29,912,569 shares

                               SPEEDFAM-IPEC, INC.

                                      INDEX




                                                                                                                          Page
                                                                                                                          ----
PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements
                           Condensed Consolidated Balance Sheets
                                September 2, 2000 and June 3, 2000.....................................................    2

                           Condensed Consolidated Statements of Operations
                               Quarter Ended September 2, 2000 and August 31, 1999.....................................    3

                           Condensed Consolidated Statements of Cash Flows
                               Quarter Ended September 2, 2000 and August 31, 1999.....................................    4

                           Notes to Condensed Consolidated Financial Statements........................................    5

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................   10

       Item 3.   Quantitative and Qualitative Disclosures about Market Risk............................................   20


PART II           OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K......................................................................  20

SIGNATURE...............................................................................................................  21

EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

                               SPEEDFAM-IPEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                               September 2,       June 3,
                                                                                   2000             2000
                                                                               -----------        ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  81,800        $  72,060
   Short-term investments                                                           35,723           28,236
   Trade accounts receivable, net                                                  106,053          129,102
   Inventories                                                                     100,572           81,192
   Other current assets                                                              7,223            3,301
                                                                                 ---------        ---------
      Total current assets                                                         331,371          313,891
Investments in affiliates                                                               --           19,810
Property, plant and equipment, net                                                  84,862           87,913
Other assets                                                                        11,136           13,466
                                                                                 ---------        ---------
      Total assets                                                               $ 427,369        $ 435,080
                                                                                 =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                             $   1,288        $   1,077
   Accounts payable and due to affiliates                                           54,288           51,354
   Accrued liabilities                                                              38,233           23,264
                                                                                 ---------        ---------
      Total current liabilities                                                     93,809           75,695
                                                                                 ---------        ---------
 Long-term liabilities:
   Long-term debt                                                                  115,449          115,162
   Other liabilities                                                                 7,138            7,253
                                                                                 ---------        ---------
      Total long-term liabilities                                                  122,587          122,415
                                                                                 ---------        ---------
Stockholders' equity:
   Common stock, no par value, 96,000 shares authorized, 29,911 and 29,703 shares issued and outstanding at September 2, 2000
       and June 3, 2000, respectively                                                    1                1
   Additional paid-in capital                                                      433,413          430,706
   Retained earnings (deficit)                                                    (223,675)        (194,489)
   Accumulated other comprehensive income                                            1,234              752
                                                                                 ---------        ---------
      Total stockholders' equity                                                   210,973          236,970
                                                                                 ---------        ---------
         Total liabilities and stockholders' equity                              $ 427,369        $ 435,080
                                                                                 =========        =========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                SPEEDFAM-IPEC, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Quarter Ended September 2, 2000 and August 31, 1999
            (dollars and shares in thousands, except per share data)



                                                                      Quarter Ended
                                                              September 2,     August 31,
                                                              ------------     ----------
                                                                  2000            1999
                                                                --------        --------

Net sales                                                       $ 74,707        $ 50,327
Cost of sales                                                     54,988          35,160
                                                                --------        --------
      Gross margin                                                19,719          15,167
                                                                --------        --------
Operating expenses:
Research and development                                          16,557          12,890
Selling, general and administrative                               16,453          12,260
Restructuring charges                                              5,123              --
                                                                --------        --------
      Total operating expenses                                    38,133          25,150
      Operating loss                                             (18,414)         (9,983)
Other expense, net                                                  (121)            (88)
                                                                --------        --------
      Loss before income taxes and equity earnings (loss)        (18,535)        (10,071)
Income taxes                                                          --              --
                                                                --------        --------
      Loss before equity earnings (loss)                         (18,535)        (10,071)
Loss on disposal of investment in affiliate                      (10,763)             --
Equity in net earnings (loss) of affiliates
                                                                     110            (892)
                                                                --------        --------
      Net loss attributable to common stockholders              $(29,188)       $(10,963)
                                                                ========        ========

Net loss per share - basic and diluted                          $  (0.98)       $  (0.37)
                                                                ========        ========

Weighted average number of shares - basic and diluted             29,818          29,404
                                                                ========        ========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               SPEEDFAM-IPEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Quarter Ended September 2, 2000 and August 31, 1999
                             (dollars in thousands)


                                                                                    Quarter Ended
                                                                             September 2,    August 31,
                                                                                2000            1999
                                                                             ------------    ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $(29,188)       $(10,963)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
       Equity in net (earnings) loss of affiliates                                (110)            892
       Depreciation and amortization                                             4,523           4,421
       Loss on disposal of investment in affiliate                              10,763              --
       Fixed asset impairments                                                   2,391              --
       Restructuring charges                                                     8,474              --
       Changes in operating assets and liabilities:
         (Increase) decrease in trade accounts receivable                       28,699          (1,587)
         (Increase) decrease in inventories                                    (21,614)            697
         (Increase) decrease in other current assets                            (1,843)            175
         Increase (decrease) in accounts payable and due to affiliates           8,493          (1,170)
         Increase (decrease) in customer deposits and accrued expenses           9,242          (7,348)
                                                                              --------        --------
   Net cash provided by (used in) operating activities                          19,830         (14,883)
                                                                              --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term
investments                                                                     (7,268)         (26,024)
   Maturities of short-term investments                                             --           10,918
   Proceeds from licensing technology and transfer of associated assets             --           2,335
   Capital expenditures                                                         (3,596)         (2,233)
   Other investing activities                                                   (1,497)            603
                                                                              --------        --------
   Net cash provided by (used in) investing activities                         (12,361)         (14,401)
                                                                              --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES;
   Proceeds from exercise of stock options and employee stock
      purchases                                                                  2,710             123
   Principal payments on long-term debt                                           (285)           (169)
                                                                              --------        --------
   Net cash provided by (used in) financing activities                           2,425             (46)
   Effects of foreign currency rate changes on cash                               (154)             28
                                                                              --------        --------
   Net increase (decrease) in cash and cash equivalents                          9,740         (29,302)
                                                                              --------        --------
   Cash and cash equivalents at beginning of the year                           72,060          97,003
                                                                              --------        --------
   Cash and cash equivalents at end of period                                 $ 81,800        $ 67,701
                                                                              ========        ========
   Supplemental cash flow information:
       Unrealized gain on securities                                          $    220        $     --


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               SPEEDFAM-IPEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Actual results may differ from these estimates. Operating results for the quarter ended September 2, 2000 are not necessarily indicative of the results that may be expected for the year ending June 2, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual Report on Form 10-K for the year ended June 3, 2000.

          The Company has changed its fiscal year from the twelve-month period ended May 31 to a 52 or 53 week period ending on the Saturday nearest May
     31. Accordingly, the 2001 fiscal year ends on June 2, 2001 and contains 52 weeks whereas the 2000 fiscal year ended on June 3, 2000 and contained 53 weeks. All references to years relate to fiscal years unless otherwise noted.

          Since 1971, the Company had owned a 50% interest in SpeedFam-IPEC Co., Ltd. (together with its subsidiaries and joint ventures, also known as the Far East Joint Venture) which was accounted for using the equity method of accounting. The remaining 50% was owned by Obara Corporation, a publicly traded Japanese company that supplies products to the automotive industry. On August 30, 2000, the Far East Joint Venture between the Company and Obara Corporation was officially dissolved. Under the terms of the Master Reorganization Agreement, ownership of the CMP operations of the Far East Joint Venture was transferred to the Company. The CMP operations, as of the date of acquisition, have been consolidated in the accompanying unaudited condensed consolidated financial statements.

(2)      INVENTORIES

             The components of inventory were (in thousands):

                     September 2, 2000     June 3, 2000
                     -----------------     ------------
Raw materials             $ 54,177           $ 54,058
Work-in-process             35,510             21,396
Finished goods              10,885              5,738
                          --------           --------
                          $100,572           $ 81,192
                          ========           ========




(3)      SHORT-TERM INVESTMENTS

              The Company's short-term investments are classified as available-for-sale and recorded at their fair market value. An unrealized loss of approximately $0.3 million and $0.5 million is included as part of accumulated other comprehensive income within stockholders' equity at September 2, 2000 and June 3, 2000, respectively.

(4)      ACCRUED LIABILITIES

         Accrued liabilities are summarized as follows (in thousands):

                                                          September 2, 2000    June 3, 2000
                                                          -----------------    ------------
Accrued warranty and installation costs                        $13,141           $ 8,665
Accrued payroll and benefits                                     5,850             4,588
Accrued merger, integration, and restructuring costs             4,678             1,952
Other accrued liabilities                                       14,564             8,059
                                                               -------           -------
                                                               $38,233           $23,264
                                                               =======           =======



(5)      COMPREHENSIVE LOSS
           The Company's comprehensive loss was as follows (in thousands):

                                                           Quarter Ended
                                                September 2, 2000     August 31, 1999
                                                -----------------     ---------------
Net loss                                             $(29,188)           $(10,963)
Other comprehensive income (loss):
  Unrealized gain on securities                           220                  --
  Foreign currency translation adjustments                262                 933
                                                     --------            --------
Comprehensive loss                                   $(28,706)           $(10,030)
                                                     ========            ========



                     Accumulated Other Comprehensive Income

                                                                      Unrealized
                                            Foreign Currency        Gain (Loss) on            Accumulated Other
                                               Translation            Securities         Comprehensive Income (Loss)
                                            ----------------        --------------       --------------------------
Balance at June 3, 2000                         $ 1,239                $  (487)                    $   752
Three month period change                           262                    220                         482
                                                -------                -------                     -------
Balance at September 2, 2000                    $ 1,501                $  (267)                    $ 1,234
                                                =======                =======                     =======


Balance at May 31, 1999                         $    22                $  (252)                    $  (230)
Three month period change                           933                     --                         933
                                                -------                -------                     -------
Balance at August 31, 1999                      $   955                $  (252)                    $   703
                                                =======                =======                     =======


(6) RESTRUCTURING AND OTHER CHARGES ASSOCIATED WITH THE DISPOSAL OF THE FAR EAST JOINT VENTURE

           On August 30, 2000, the Far East Joint Venture was officially dissolved. Under the terms of the Master Reorganization Agreement with Obara Corporation (Obara), ownership of the CMP operations of the Far East Joint Venture was transferred to the Company and specific personnel involved in CMP efforts became employees of the Company. Obara will continue the non-CMP activities of the Joint Venture which include the manufacture of silicon wafer and thin film memory disk polishing products. Under the terms of a distributor agreement signed on August 31, 2000, the Company will continue to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara and is prohibited from manufacturing these products.

         The Company recorded charges totaling $10.8 million related to the loss on disposal of the Company's 50% investment interest in the Far East Joint Venture and $8.4 million related to the Company's exit from the manufacturing of wafer and disk polishing products as the Company is prohibited from manufacturing these products. The $8.4 million is comprised of inventory write-offs of raw materials and spare parts related to silicon wafer and thin film memory disk polishing products; impairment of fixed assets of the exited operations; severance costs for three employees including a former executive of the Far East Joint Venture and other charges associated with the Company's plan to exit the manufacturing of wafer and disk polishing products. As of September 2, 2000, no expenses had been paid or charged to the liability. The following table summarizes the components of the restructuring and other charges (in thousands):

                                                          September 2, 2000
                                                          -----------------
Loss on disposal of investment in affiliate                    $10,763
Inventory write-offs                                             3,351
Fixed asset impairments                                          2,700
Severance costs                                                  1,191
Other costs                                                      1,232
                                                               -------
   Total                                                       $19,237
                                                               =======

              These costs are classified in the statement of operations for the quarter ended September 2, 2000 in cost of sales, loss on disposal of investment in affiliate and operating expenses. The following table summarizes the classification of the restructuring and other charges (in thousands):

Cost of sales                                                  $ 3,351
Restructuring charges                                            5,123
Loss on disposal of investment in affiliate                     10,763
                                                               -------
   Total                                                       $19,237
                                                               =======

              In addition, the Company recorded $2.4 million of asset impairment charges for CMP equipment that was designed by the Far East Joint Venture that will no longer be used in ongoing research and development programs. These charges were classified in the statement of operations for the quarter ended September 2, 2000 as research and development expenses.

(7)    MERGER, INTEGRATION, AND RESTRUCTURING COSTS ASSOCIATED WITH THE 1999
       MERGER

              In connection with the merger of SpeedFam International, Inc. and Integrated Process Equipment Corp. in April 1999, the Company recorded various merger, integration and restructuring costs. Direct merger costs primarily consisted of professional fees related to investment banking, legal and accounting services incurred through the date of the merger. The Company recorded integration and restructuring costs for lease terminations, the write-off of duplicative equipment previously used for demonstration purposes, the write-down of inventory and equipment related to product lines that will no longer be supported, and severance costs resulting from workforce reductions.

              The severance and other related employee costs provided for the reduction of approximately 70 employment positions resulting from facility closures, and the elimination of duplicate positions or positions no longer necessary due to the streamlining of operations.

              Through September 2, 2000, the Company incurred $27.0 million in asset write-downs and paid and charged to the liability $18.6 million. The remaining restructuring accrual for lease termination, severance and other expenses associated with the merger is approximately $8.3 million which the Company believes is adequate to cover the remaining liabilities. Lease termination costs on certain vacated facilities (which were included in the restructuring charge) primarily related to remaining rent, related utilities and common area maintenance on the closed Phoenix, Arizona manufacturing and administrative facility not recoverable through sublease income. Sublease activity began in May 2000 (as reflected in the remaining accrual) and is projected to be carried out through the end of the Company's lease term. The Company's management has been and is currently in the process of securing additional subleases or other negotiated agreements for the Phoenix, Arizona manufacturing and administrative facility. The following table summarizes the components of the merger, integration, and restructuring costs (in thousands):

                                                                         Quarter Activity
                                                  Accrued          ------------------------------         Accrued
                                                Liability at                   Cash                     Liability at
                                                June 3, 2000                Expenditures              September 2, 2000
                                                ------------                ------------              -----------------

        Lease termination costs                   $ 8,565                      (651)                     $ 7,914
        Severance costs                               372                      (213)                         159
        Other costs                                   264                        --                          264
                                                  -------                      ----                      -------
                                                  $ 9,201                      (864)                     $ 8,337
                                                  =======                      ====                      =======

(8)      BUSINESS SEGMENT INFORMATION
              The Company classifies its products into three core business segments: (i) the CMP Group, which is comprised of the Company's development and production of chemical mechanical planarization systems;
       (ii) the Surface Technology Group, which is comprised of the distribution of high-throughput precision surface processing equipment used in thin film memory disk media and silicon wafer industries and the manufacture of polyvinyl alcohol products; and (iii) the Industrial Applications Group, which is comprised of the development and production of high-throughput precision surface processing equipment used in general industrial applications. Information concerning the Company's business segments during the quarter ended September 2, 2000 and August 31, 1999 is as follows (in thousands):



                                                                        Quarter Ended
                                                               September 2,          August 31,
                                                                  2000                  1999
                                                               ------------          ----------
Net sales:
CMP Group                                                       $ 65,305              $ 39,784
Surface Technology Group                                           5,534                 7,694
Industrial Applications Group                                      3,868                 2,849
                                                                --------              --------
Total net sales to unaffiliated customers                         74,707                50,327
                                                                --------              --------
Segment operating profit (loss):
CMP Group                                                         (4,452)               (5,339)
Surface Technology Group                                          (3,112)                 (400)
Industrial Applications Group                                        929                   230
                                                                --------              --------
Total segment operating loss                                      (6,635)               (5,509)
General corporate expense, net                                   (11,556)               (4,303)
Interest expense, net                                               (344)                 (259)
                                                                --------              --------
Loss before income taxes and equity earnings (loss)             $(18,535)             $(10,071)
                                                                ========              ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company sells its products and services to three market segments: (1) semiconductor device manufacturers (CMP Group), (2) thin film memory disk media and silicon wafer manufacturers (Surface Technology Group), and (3) manufacturers of general industrial components (Industrial Applications Group).

               On August 30, 2000, the 30-year-old Far East Joint Venture between the Company and Obara Corporation was officially dissolved. Under the terms of the Master Reorganization Agreement with Obara Corporation, ownership of the CMP sales and service operations of the Far East Joint Venture was transferred to the Company and specific personnel involved in CMP efforts became employees of the Company. Obara Corporation will continue the non-CMP activities of the former Joint Venture, which include the manufacturing of silicon wafer and thin film memory disk polishing products. The Company will not compete with the non-CMP business and Obara will not compete with the CMP business for an initial period of five (5) years. The Company will indemnify Obara for any claims relating to the CMP business and Obara will indemnify the Company for any claims relating to the non-CMP business. Under the terms of a distributor agreement signed on August 31, 2000, the Company will continue to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara Corporation and is prohibited from manufacturing these products.

              The Company has changed its fiscal year from the twelve-month period ended May 31 to a 52 or 53 week period ending on the Saturday nearest May 31. Accordingly, the 2001 fiscal year ends on June 2, 2001 and contains 52 weeks whereas the 2000 fiscal year ended on June 3, 2000 and contained 53 weeks. All references to years relate to fiscal years unless otherwise noted.

     RESULTS OF OPERATIONS

              The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

                                                                                   Quarter Ended
                                                                     September 2, 2000        August 31, 1999
                                                                     -----------------        ---------------
        Net sales                                                            100.0%                100.0%
        Cost of sales                                                         73.6                  69.9
                                                                             -----                 -----
           Gross margin                                                       26.4                  30.1
           Research and development                                           22.1                  25.6
           Selling, general and administrative                                22.0                  24.3
           Restructuring charges                                               6.9                    --
                                                                             -----                 -----
        Operating loss                                                       (24.6)                (19.8)
        Other expense, net                                                    (0.2)                 (0.2)
                                                                             -----                 -----
        Loss from consolidated companies before income                       (24.8)                (20.0)
            taxes
        Income taxes                                                           0.0                   0.0
                                                                             -----                 -----
        Loss from consolidated companies                                     (24.8)                (20.0)
        Loss on disposal of investment in affiliate                          (14.3)                   --
        Equity in net earnings (loss) of affiliates                            0.1                  (1.8)
                                                                             -----                 -----
        Net loss                                                             (39.0)%               (21.8)%
                                                                             =====                 =====

              Net Sales. Net sales for the first quarter of 2001 were $74.7 million, up 48.5% from net sales of $50.3 million in the first quarter of 2000. Net sales of CMP systems for the first quarter of 2001 totaled $65.3 million or 87.4% of total net sales compared to $39.8 million or 79.0% of total net sales in the first quarter of 2000. Net sales for the first quarter of 2001 increased compared to the same quarter last year due to strong demand for semiconductor manufacturing equipment as the semiconductor manufacturing industry continued to recover from an industry downturn. Increased sales volume was driven by customer investments in both capacity and advanced technology to meet rising demand. Moreover, the increase in CMP system sales to almost 88% of total net sales signifies the Company's focus on the CMP market. In addition, the Company's recent agreement with Obara Corporation to transfer full ownership of the CMP sales and services of the former Far East Joint Venture to the Company will allow the Company to have direct control and tailor regional staffing to more aggressively take advantage of opportunities in the CMP markets of the Far East. From a geographic standpoint, for the first quarter of 2001, over 60% of the CMP revenue was generated in the Far East with just under 20% of CMP revenue each in Europe and the United States.

              Net sales of the Surface Technology Group in the first quarter of 2001 accounted for $5.5 million, or 7.3% of total net sales, as compared to $7.7 million, or 15.2% of total net sales in the first quarter of 2000. During the first quarter of 2001, thin film memory disk manufacturers continued to experience manufacturing over-capacity which in turn reduced capital spending. The thin film memory disk industry continues to feel "price per unit" pressures which in turn has forced a reduction in capital spending for equipment the Company supplies from its U.S. operations. With the dissolution of the Far East Joint Venture, the Company has exited from the manufacturing of silicon wafer and thin film memory disk polishing equipment, as required by the agreement with Obara Corporation. However, the Company does not anticipate any significant changes in financial reporting and trends as it will continue to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara Corporation.

              Net sales of the Industrial Applications Group in the first quarter of 2001 increased to $3.9 million or 5.2% of total net sales compared to $2.8 million or 5.8% of total net sales for the same period last year due to increased shipments in European markets.

              Included in net sales for the first quarter of 2001 are commissions from affiliates totaling $0.6 million. No commissions were recorded in the first quarter of 2000 due to the slowdown in the thin film memory and silicon wafer markets.

              In December 1999, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all publicly held companies. The semiconductor capital equipment industry association and a number of association members have met with the Staff of the SEC to discuss and evaluate the applicability of SAB 101 and various practical implementation considerations. On June 26, 2000, the Staff of the SEC issued Staff Accounting Bulletin No. 101B (SAB 101B), which permitted the delay in the Company's implementation date of SAB 101 until the fourth quarter of 2001. Accordingly, any shipments previously reported as revenue, including revenue reported during the first nine months of 2001, which do not meet SAB 101's guidance will be recorded as revenue in future periods. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 and SAB 101B would not involve the restatement of prior financial statements, but would, to the extent applicable, be reported as a change in accounting principle at the end of 2001.

              Management believes that SAB 101 and SAB 101B, to the extent that they impact the Company, will not affect the underlying strength or weakness of the business operations as measured by the dollar value of the Company's product shipments and cash flows.

              Gross Margin. In the first quarter of 2001, gross margin was $19.7 million, or 26.4% of net sales, compared to $15.2 million, or 30.1% of net sales in the first quarter of 2000. Included in gross margin for the first quarter of 2001 is $3.4 million of inventory write-offs associated with the Company's exit from the manufacturing of wafer and disk polishing equipment. Excluding these restructuring charges, gross margin in dollars and as a percentage of net sales increased primarily due to the increase in total sales volume in the first quarter of 2001 compared to the prior year period.

              Research and Development. In the first quarter of 2001, research and development expense increased to $16.6 million, or 22.1% of net sales, compared to $12.9 million, or 25.6% of net sales in the first quarter of 2000. The increase primarily results from $2.4 million of asset impairment charges for CMP equipment that was designed by the Far East Joint Venture that will no longer be used in ongoing research and development programs.

              Selling, General and Administrative. In the first quarter of 2001, selling, general and administrative expenses increased to $16.5 million, or 22.0% of net sales, from $12.3 million, or 24.3% of total net sales in the first quarter of 2000. The dollar amount increase in selling, general and administrative expenses primarily results from significant marketing and promotional costs incurred in connection with product launch activities related to the introduction of the Company's new products, the Momentum
     (TM) and the Auriga Vision. (TM)

              Restructuring Charges. During the quarter ended September 2, 2000, the Company recorded charges of $5.1 million that primarily related to restructuring associated with the Company's plan to exit from the manufacturing of silicon wafer and thin film memory disk polishing equipment, as required by the distribution agreement with Obara Corporation. Approximately $2.7 million related to the impairment of fixed assets of the exited operations; $1.2 million related to severance costs for three employees including a former executive of the Far East Joint Venture; $1.2 million related to other restructuring charges associated with the Company's plan to exit the manufacturing of wafer and disk polishing products.

              Provision for Income Taxes. At the end of the first quarter of 2001 and 2000, the Company established a valuation allowance for deferred tax assets generated by its operating losses and is in a net operating loss carryforward position. As a result, the effective tax rate for the first quarter of 2001 and 2000 was zero. While the Company will reassess its tax situation each quarter, the Company expects that its effective tax rate will approximate zero throughout 2001.

              Loss on Disposal of Investment in Affiliate and Equity in Net Earnings (Loss) of Affiliates. At the end of the first quarter of 2001, the Company reported a $10.8 million loss on disposal of investment in affiliate in connection with the dissolution of the Far East Joint Venture. The 30-year-old Far East Joint Venture between the Company and Obara Corporation was officially dissolved on August 30, 2000. Under the terms of the Master Reorganization Agreement with Obara Corporation, ownership of the CMP sales and service operations of the Far East Joint Venture was transferred to the Company and specific personnel involved in CMP efforts became employees of the Company. Obara Corporation will continue the non-CMP activities of the former Joint Venture, which includes the manufacturing of wafer and disk polishing products. The Company will continue to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara Corporation.

               For the first quarter of 2001, equity in net earnings (loss) of affiliates increased to $0.1 million compared to ($0.9 million) in the first quarter of 2000. This increase was due to increased sales revenue of the Far East Joint Venture. With the integration of the former Far East Joint Venture's CMP operations into current operations, the Company does not anticipate any significant changes in financial reporting and trends. Historically, the Company recorded the CMP costs of the joint venture in operating expenses under a cost-plus arrangement. With the integration of CMP operations related to the previous Far East Joint Venture, the Company will incur these same costs as direct expenses and will no longer be reporting equity in net earnings
    (loss) of affiliates on the income statement.

LIQUIDITY AND CAPITAL RESOURCES

              As of September 2, 2000, the Company had $117.5 million in cash, cash equivalents and short-term investments, compared to $100.3 million at June 3, 2000. During the first quarter of 2001, the Company had $19.8 million of cash provided by operating activities compared to cash used of $14.9 million in operating activities during the same period in 2000. Approximately, $23.0 million in cash was provided due to a decrease in working capital. Cash provided by operations in the first quarter of 2001 also included the net loss of $29.2 million adjusted for non-cash items totaling $21.6 million: $10.8 million related to the loss on disposal of investment in affiliate; $8.4 million primarily related to non-cash restructuring charges incurred in connection with the Company's plan to exit the manufacturing of wafer and disk polishing products and $2.4 million related to fixed asset impairments. In addition, $4.5 million related to depreciation and amortization expense.

              Net cash used in investing activities totaled $12.4 million in the first quarter of 2001 compared with net cash used of $14.4 million during the same period in 2000. Cash was primarily used to purchase short-term investments totaling approximately $7.3 million. In addition, there were capital expenditures of $3.6 million in the first quarter of 2001. The majority of the cash expenditures was used to fund additional building construction, software and equipment purchases.

              Financing activities provided cash of $2.4 million during the first quarter of 2001 compared with cash used in financing activities of approximately $0.1 million during the same period of 2000. The sale of stock to employees and the exercise of stock options generated proceeds of $2.7 million during the first quarter of 2001. Principal payments on capital lease obligations amounted to $0.3 million during the first quarter of 2001.

              The Company believes that its current cash, cash equivalents and short-term investments will be sufficient to meet the Company's cash needs during the next 12 months.

              Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", established accounting and reporting standards for derivative financial instruments and hedging activities. These statements require that the Company recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against changes in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will adopt SFAS No. 133 and No. 138 in the first quarter of 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

              In December 1999, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all publicly held companies. The semiconductor capital equipment industry association and a number of association members have met with the Staff of the SEC to discuss and evaluate the applicability of SAB 101 and various practical implementation considerations. On June 26, 2000, the Staff of the SEC issued Staff Accounting Bulletin No. 101B (SAB 101B), which permitted the delay in the Company's implementation date of SAB 101 until the fourth quarter of 2001. Accordingly, any shipments previously reported as revenue, including revenue reported during the first nine months of 2001, which do not meet SAB 101's guidance will be recorded as revenue in future periods. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 and SAB 101B would not involve the restatement of prior financial statements, but would, to the extent applicable, be reported as a change in accounting principle at the end of 2001.

              Management believes that SAB 101 and SAB 101B, to the extent that they impact the Company, will not affect the underlying strength or weakness of the business operations as measured by the dollar value of the Company's product shipments and cash flows.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

              This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements because of a number of factors, risks and uncertainties, including the risk factors described in this discussion and elsewhere in this report. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, product development, product backlog, customers, demand, acceptance and market share, competitiveness, gross margins, levels of research and development and operating expenses, intellectual property, management's plans and objectives for current and future operations of the Company, the effects of the Company's reorganization of the Far East Joint Venture, and the markets in which the Company does business. In addition, the words "anticipate", "expect", "intend", "believe" and similar expressions generally identify forward-looking statements. The information included in this report is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein.

                CERTAIN FACTORS AFFECTING THE COMPANY'S BUSINESS

              The Company's business is subject to numerous risks, including those discussed below. If any of the events described in these risks occurs, the Company's business, financial condition and results of operations could be seriously harmed.

              The Company depends on selling a small number of high-priced machines. The Company derives a significant portion of its revenue from the sale of a relatively small number of CMP systems. Thus, order and delivery delays and cancellations, even of one or two systems, may cause the Company to miss quarterly revenue and profit expectations.

              The Company's quarterly operating results may fluctuate for reasons not within its control, which may affect the Company's stock price. The Company's quarterly operating results may fluctuate due to a variety of factors, including:

    - industry demand for capital equipment, which depends on economic conditions in the semiconductor, memory disk and silicon wafer markets

    -  timing of new product introductions

    -  ability to develop and implement new technologies

    -  timing, cancellation or delay of customer orders and shipments

    - unexpected costs associated with sales and service of the CMP tools and processes

    -  foreign currency exchange rates

    -  changes in analysts' earnings estimates

    - announcements regarding restructurings, technological innovations, departures of key officers or employees, or the introduction of new products

              Results of operations in any period are not an indication of future results. Fluctuations in the Company's operating results may also result in fluctuations in the Company's common stock price. The Company's stock price may also fluctuate due to factors specific to the semiconductor industry, which has experienced significant price fluctuations in recent years. Investors in the Company's stock should be willing to incur the risk of such price fluctuations.

              If the market price of the Company's stock is adversely affected, the Company may experience difficulty in raising capital or making acquisitions. In addition, the Company may become the object of securities class action litigation. If the Company is sued in a securities class action, the Company may incur substantial costs and management's attention and resources may be diverted.

              The Company's current business model is predicated on closing and fulfilling expected orders for its Momentum product. A significant portion of the Company's projected revenue for the fiscal year ending June 2, 2001 depends on sales of its Momentum product. If the Company is unable to close anticipated orders for the Momentum product or fulfill orders for the Momentum product in its fiscal year ending June 2, 2001, the Company's revenue for that period will be adversely affected.


              The Company must succeed in selling CMP equipment for 300 millimeter and copper applications in order to increase its revenue and maintain market share. Semiconductor manufacturers currently purchase CMP equipment predominantly to manufacture 200 millimeter wafers, using CMP to polish the tungsten and oxide layers of these wafers. Many of those same manufacturers are now beginning to develop the ability to make 300 millimeter wafers and to process copper layers for both 200 millimeter and 300 millimeter wafers. Many of these manufacturers are currently qualifying CMP equipment for 300 millimeter tungsten, 300 millimeter oxide and for copper layers for both the 200 millimeter and 300 millimeter wafers. In the future, it is anticipated that semiconductor manufacturers will purchase CMP equipment for volume production of 300 millimeter and/or copper-based wafers. If the Company does not win qualification contests for 300 millimeter and/or copper-based wafers, it may experience difficulty achieving volume sales of this next-generation equipment to semiconductor manufacturers, which could result in declining revenues.

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

    - Once a semiconductor manufacturer commits to purchase a competitor's equipment, the manufacturer generally relies on that equipment for an entire production line and continues to purchase that equipment exclusively for an extended period of time.

              Increased competitive pressure could lead to lower prices for the Company's products, thereby damaging the Company's business. There can be no assurance that the Company will be able to compete successfully in the future.

              The Company may not develop products in time to meet changing technologies. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. The success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors including:

    -  product selection

    -  timely and efficient completion of product design and development

    - timely and efficient implementation of manufacturing and assembly processes

    -  product performance in the field

    -  effective sales and marketing

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

              There can be no assurance that the Company will be successful in preventing product and process development problems that could potentially harm the Company's results of operations.

              The Company depends on a small number of major customers. Currently, and for the foreseeable future, the Company expects that it will sell machines to a limited number of major customers. To date, the CMP process has been used primarily to fabricate advanced semiconductors, which accounts for only a portion of the overall semiconductor market. The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry, could damage the Company's business.

              Orders in backlog may not result in future revenue if customers cancel or reschedule orders. The Company includes in backlog only those customer orders for which it has accepted purchase orders. Expected revenue may be lower if customers cancel or reschedule orders, which they can generally do without penalty.

              The Company's success depends on international sales, particularly in Asia and Europe. International sales accounted for 67.9% of the Company's total revenue for the first quarter of 2001, 69.6% for 2000, and 37.4% for 1999. The Company expects that international sales will continue to account for a significant portion of total revenue in future periods. International sales are subject to risks, including:

    -  foreign exchange issues

    - political, economic and regulatory environment of the countries where customers are located

    -  collectibility of accounts receivable

    -  inadequate intellectual property protection

    -  intense price competition

              The Company derives a substantial portion of its revenues from customers in Asian countries particularly Taiwan and Korea. Economic developments in late 1997 and early 1998 resulted in decreased capital investments by Asian customers. Recent economic developments indicate that the economies of Taiwan, Korea and other Asian countries have recovered somewhat from 1997 and 1998 levels. Any negative economic developments or delays in the economic recovery of Asian countries could result in the cancellation or delay of orders for the Company's products from Asian customers, thus damaging the Company's business.

              The Company may not realize the potential benefits of the reorganization of the Far East Joint Venture. The reorganization of the Far East Joint Venture makes the Company more dependent on the CMP business. If this market fails to continue to develop, the Company will suffer.

              Also, the success of the Company's CMP operations in Asia after the reorganization depends upon its ability to retain key employees. None of the key employees in Asia have long-term employment contracts. The Company does not have any direct experience managing operations in Asia. Some employees may decide to leave after the reorganization for this and other reasons. This may negatively affect the Company's operations in Asia, which represent a large portion of the Company's total revenue.

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

    - policing unauthorized use of intellectual property is difficult and expensive

    - the laws of some foreign countries do not protect intellectual property rights as much as U.S. laws

    - competitors may independently develop similar technology or design around intellectual property owned by the Company

              The Company's growth depends on continued and increased acceptance of CMP among semiconductor manufacturers. While CMP is used by a number of advanced logic semiconductor manufacturers, CMP has been used to manufacture advanced memory devices only in the past 3 years. Continued and increased acceptance of CMP systems depends on many factors considered by potential customers, including:

    -  cost of ownership

    -  throughput

    -  process flexibility

    -  performance

    -  reliability

    -  customer support

              Failure to adequately meet potential customers' needs with respect to one or more of these factors may result in decreased acceptance of CMP and, therefore, the Company's CMP systems, which may in turn negatively impact the Company's profitability.

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

              Third parties hold many patents relating to CMP machines and processes. In the event the Company loses any of its intellectual property rights or otherwise determines that it needs to obtain licenses to third party intellectual property, there is no assurance that the Company will be able to obtain such licenses on reasonable terms, if at all. The Company currently licenses the right to manufacture CMP machines employing an orbital motion in its Avant Gaard 676, 776, 876 and Momentum (TM) from a semiconductor manufacturer.

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

    - difficulty in assimilating the acquired operations and retaining acquired personnel

    - limits on the Company's ability to retain acquired distribution channels and customers

    -  disruption of the Company's ongoing business

    - limits on the Company's ability to successfully incorporate acquired technology and rights into its service offerings

    -  maintenance of uniform standards, controls, procedures and policies

              The Company is dependent on key management and technical personnel. The Company's performance and ability to execute is substantially dependent on the performance of the Company's executive officers and key technical and engineering employees. The loss of the services of any of these executive officers or key employees could damage the Company's business.

              The Company's future success also depends on its ability to identify, hire, train and retain other highly qualified managerial and technical personnel. Competition for such personnel is intense. If the Company is not successful in identifying, hiring, training and retaining such personnel, it could damage the Company's business.

              The Company uses financial instruments that potentially subject it to concentrations of credit risk. The Company enters into foreign exchange contracts to hedge certain firm commitments denominated in foreign currencies, principally Japanese Yen. The Company also invests its cash in deposits in banks, money market funds, government and corporate debt securities. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and by policy, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. To date, the Company has not experienced material losses on these investments. However, there can be no assurance that the Company will not in the future experience losses that could damage the Company's business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 3, 2000.


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

             (a)    Exhibits.

                           Exhibit 27.1 Financial Data Schedule

             (b) Reports on Form 8-K.

                           None

                               SPEEDFAM-IPEC, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SPEEDFAM-IPEC, INC.



Date:     October 17, 2000                             /s/  J. Michael Dodson
          --------------------                         ----------------------
                                                       J. Michael Dodson
                                                       Secretary and Chief Financial Officer
                                                       (Principal Financial Officer)


Date:     October 17, 2000                             /s/ G. Michael Latta
          --------------------                         ---------------------
                                                       G. Michael Latta
                                                       Corporate Controller
                                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION

27.1               Financial Data Schedule