Form 10-Q
period 2000-12-02
SPEEDFAM IPEC INC
filed 2001-01-03
CIK 949301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 2, 2000

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
                                               YES   X       NO
                                                   -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (December 20, 2000).

                  Common Stock, no par value: 29,912,569 shares

                               SPEEDFAM-IPEC, INC.

                                      INDEX



                                                                                   Page
                                                                                   ----
PART I            FINANCIAL INFORMATION

         Item 1.    Financial Statements
                         Condensed Consolidated Balance Sheets
                         December 2, 2000 and June 3, 2000 .......................    1

                         Condensed Consolidated Statements of Operations
                         Second Quarter Ended and Two Quarters Ended
                         December 2, 2000 and November 30, 1999 ..................    2

                         Condensed Consolidated Statements of Cash Flows
                         Two Quarters Ended December 2, 2000
                         and November 30, 1999 ...................................    3

                         Notes to Condensed Consolidated Financial Statements ....    4

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..........................    9

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk ...   18


PART II           OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders ..........   18

         Item 6.    Exhibits and Reports on Form 8-K .............................   19

SIGNATURES .......................................................................   20

EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

                               SPEEDFAM-IPEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                                               December 2,         June 3,
                                                                                  2000              2000
                                                                               -----------       -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  67,886        $  72,060
   Short-term investments                                                           29,237           28,236
   Trade accounts receivable, net                                                   89,772          129,102
   Inventories                                                                     116,439           81,192
   Other current assets                                                              7,286            3,301
                                                                                 ---------        ---------
      Total current assets                                                         310,620          313,891
Investments in affiliates                                                               --           19,810
Property, plant and equipment, net                                                  86,955           87,913
Other assets                                                                        10,801           13,466
                                                                                 ---------        ---------
         Total assets                                                            $ 408,376        $ 435,080
                                                                                 =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                             $     518        $   1,077
   Accounts payable and due to affiliates                                           50,384           51,354
   Accrued liabilities                                                              28,570           23,264
                                                                                 ---------        ---------
      Total current liabilities                                                     79,472           75,695
                                                                                 ---------        ---------
 Long-term liabilities:
   Long-term debt                                                                  115,074          115,162
   Other liabilities                                                                 7,037            7,253
                                                                                 ---------        ---------
      Total long-term liabilities                                                  122,111          122,415
                                                                                 ---------        ---------
Stockholders' equity:
   Common stock, no par value, 96,000 shares authorized, 29,913 and 29,703 shares issued and outstanding at December 2, 2000
       and June 3, 2000, respectively                                                    1                1
   Additional paid-in capital                                                      433,409          430,706
   Retained earnings (deficit)                                                    (227,269)        (194,489)
   Accumulated other comprehensive income                                              652              752
                                                                                 ---------        ---------
      Total stockholders' equity                                                   206,793          236,970
                                                                                 ---------        ---------
         Total liabilities and stockholders' equity                              $ 408,376        $ 435,080
                                                                                 =========        =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               SPEEDFAM-IPEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          Second Quarter Ended and Two Quarters Ended December 2, 2000
                             and November 30, 1999
                     (in thousands, except per share data)




                                                               Second Quarter Ended                  Two Quarters Ended
                                                              Dec. 2,           Nov. 30,          Dec. 2,           Nov. 30,
                                                               2000              1999               2000              1999
                                                               ----              ----               ----              ----
Net sales                                                    $  82,896         $  55,777         $ 157,603         $ 106,104
Cost of sales                                                   56,973            37,737           111,961            72,897
                                                             ---------         ---------         ---------         ---------
      Gross margin                                              25,923            18,040            45,642            33,207
                                                             ---------         ---------         ---------         ---------
Operating expenses:
  Research and development                                      14,412            13,298            30,969            26,189
  Selling, general and administrative                           15,016            12,663            31,469            24,923
  Restructuring charges                                             --                --             5,123                --
                                                             ---------         ---------         ---------         ---------
      Total operating expenses                                  29,428            25,961            67,561            51,112
      Operating loss                                            (3,505)           (7,921)          (21,919)          (17,905)
Other income (expense), net                                        (88)            5,415              (209)            5,328
                                                             ---------         ---------         ---------         ---------
      Loss before income taxes and
        equity earnings (loss)                                  (3,593)           (2,506)          (22,128)          (12,577)
Income taxes                                                        --                --                --                --
                                                             ---------         ---------         ---------         ---------
      Loss before equity earnings                               (3,593)           (2,506)          (22,128)          (12,577)
Loss on disposal of investment in affiliate                         --                --           (10,763)               --
Equity in net earnings (loss) of affiliates                         --            (1,984)              110            (2,876)
                                                             ---------         ---------         ---------         ---------
Net loss attributable to common stockholders                 $  (3,593)        $  (4,490)        $ (32,781)        $ (15,453)
                                                             =========         =========         =========         =========

Net loss per share - basic and diluted                       $   (0.12)        $   (0.15)        $   (1.10)        $   (0.53)
                                                             =========         =========         =========         =========

Weighted average number of shares - basic and diluted           29,912            29,435            29,865            29,419
                                                             =========         =========         =========         =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               SPEEDFAM-IPEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Two Quarters Ended December 2, 2000 and November 30, 1999
                                 (in thousands)


                                                                                      Two Quarters Ended
                                                                                   December 2,     November 30,
                                                                                      2000            1999
                                                                                      ----            ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $(32,781)        $(15,453)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
       Equity in net (earnings) loss of affiliates                                      (110)           2,876
       Depreciation and amortization                                                   8,831            8,821
       Fixed asset impairments and non-cash portion of restructuring charges          19,360               --
       Gain on sale of Fujimi Corporation                                                 --           (5,781)
       Changes in operating assets and liabilities:
         (Increase) decrease in trade accounts receivable                             40,331           (3,354)
         (Increase) decrease in inventories                                          (37,571)           3,878
         (Increase) decrease in other current assets                                  (3,416)             378
         Increase (decrease) in accounts payable and due to affiliates                 6,149            3,604
         Increase (decrease) in accrued expenses                                       5,149          (11,642)
                                                                                    --------         --------
   Net cash provided by (used in) operating activities                                 5,942          (16,673)
                                                                                    --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                               (15,700)         (48,888)
   Maturities of short-term investments                                               15,012           25,976
   Proceeds from the sale of Fujimi Corporation                                           --           10,000
   Proceeds from licensing of technology and transfer of associated assets                --            2,335
   Redemption of cash surrender value of life insurance                                  245            1,024
   Net proceeds from disposal of investment in affiliate                                 661               --
   Capital expenditures                                                               (9,555)          (7,032)
   Other investing activities                                                         (1,855)            (692)
                                                                                    --------         --------
   Net cash used in investing activities                                             (11,192)         (17,277)
                                                                                    --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES;
   Proceeds from exercise of stock options and employee stock
      purchases                                                                        2,703              247
   Principal payments on long-term debt                                               (1,356)            (467)
                                                                                    --------         --------
   Net cash provided by (used in) financing activities                                 1,347             (220)
   Effect of foreign currency rate changes on cash                                      (271)             (45)
                                                                                    --------         --------
   Net decrease in cash and cash equivalents                                          (4,174)         (34,215)
                                                                                    --------         --------
   Cash and cash equivalents at beginning of the period                               72,060           97,003
                                                                                    --------         --------
   Cash and cash equivalents at end of period                                       $ 67,886         $ 62,788
                                                                                   ========         ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               SPEEDFAM-IPEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Actual results may differ from these estimates. Operating results for the quarter ended December 2, 2000 are not necessarily indicative of the results that may be expected for the year ending June 2, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 3, 2000.

The Company has changed its fiscal year from the twelve-month period ended May 31 to a 52 or 53 week period ending on the Saturday nearest May 31. Accordingly, the 2001 fiscal year ends on June 2, 2001 and contains 52 weeks whereas the 2000 fiscal year ended on June 3, 2000 and contained 53 weeks. All references to quarters and years relate to fiscal quarters and fiscal years unless otherwise noted.

Since 1971, the Company had owned a 50% interest in SpeedFam-IPEC Co., Ltd. (together with its subsidiaries and joint ventures, also known as the Far East Joint Venture) which was accounted for using the equity method of accounting. The remaining 50% was owned by Obara Corporation, a publicly traded Japanese company that supplies products to the automotive industry. On August 30, 2000, the Far East Joint Venture between the Company and Obara Corporation was officially dissolved. Under the terms of the Master Reorganization Agreement, ownership of the chemical mechanical planarization (or "CMP") operations of the Far East Joint Venture was transferred to the Company. The CMP operations, as of the date of dissolution, have been consolidated in the accompanying unaudited condensed consolidated financial statements.

(2)      INVENTORIES

             The components of inventory were (in thousands):

                     December 2, 2000      June 3, 2000
                     ----------------      ------------
Raw materials             $ 61,389           $ 54,058
Work-in-process             40,345             21,396
Finished goods              14,705              5,738
                          --------           --------
                          $116,439           $ 81,192
                          ========           ========

(3)      ACCRUED LIABILITIES


         Accrued liabilities are summarized as follows (in thousands):

                                                          December 2, 2000     June 3, 2000
                                                          -----------------    ------------
Accrued warranty and installation costs                        $13,584           $ 8,665
Accrued payroll and benefits                                     4,694             4,588
Accrued merger, integration, and restructuring costs             1,714             1,952
Other accrued liabilities                                        8,578             8,059
                                                               -------           -------
                                                               $28,570           $23,264
                                                               =======           =======


(4)      COMPREHENSIVE LOSS

           The Company's comprehensive loss was as follows (in thousands):

                                                 Second Quarter Ended   Two Quarters Ended
                                                   Dec. 2,   Nov. 30,    Dec. 2,   Nov. 30,
                                                    2000       1999       2000       1999
                                                  --------   --------   --------   --------
Net loss                                          $ (3,593)  $ (4,490)  $(32,781)  $(15,453)
Other comprehensive income (loss):
  Unrealized gain (loss) on securities                  93       (192)       313      (192)
  Foreign currency translation adjustments            (675)     2,118       (413)     3,051

                                                  --------   --------   --------   --------
Comprehensive loss                                $ (4,175)  $ (2,564)  $(32,881)  $(12,594)
                                                  ========   ========   ========   ========


           Accumulated Other Comprehensive Income (Loss)


                                                                      Unrealized
                                            Foreign Currency        Gain (Loss) on            Accumulated Other
                                               Translation            Securities         Comprehensive Income (Loss)
                                            ----------------        --------------       --------------------------
Balance at June 3, 2000                         $ 1,239                $  (487)                    $   752
Two quarter period change                          (413)                   313                        (100)
                                                -------                -------                     -------
Balance at December 2, 2000                     $   826                $  (174)                    $   652
                                                =======                =======                     =======

Balance at May 31, 1999                         $  (60)                $  (170)                    $  (230)
Two quarter period change                         3,051                   (192)                      2,859
                                                -------                -------                     -------
Balance at November 30, 1999                    $ 2,991                $  (362)                    $ 2,629
                                                =======                =======                     =======

(5) RESTRUCTURING AND OTHER CHARGES ASSOCIATED WITH THE DISPOSAL OF THE FAR EAST JOINT VENTURE

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

During the first quarter of 2001, the Company recorded charges totaling $10.8 million related to the loss on disposal of the Company's 50% investment interest in the Far East Joint Venture and $8.4 million related to the Company's exit from the manufacturing of wafer and disk polishing products as the Company is prohibited from manufacturing these products. The $8.4 million is comprised of inventory write-offs of raw materials and spare parts related to silicon wafer and thin film memory disk polishing products; impairment of fixed assets of the exited operations; severance costs for three employees including a former executive of the Far East Joint Venture and other charges associated with the Company's exit from the manufacturing of wafer and disk polishing products.

Through December 2, 2000 the Company incurred $15.8 million in asset write-offs and paid and charged to the liability $2.3 million. The remaining restructuring accrual is approximately $1.2 million which the Company believes is adequate to cover the remaining liabilities. The following table summarizes the components of the restructuring and other charges (in thousands):

                                                       Activity During the
                                              Two quarters Ended December 2, 2000       Accrued
                                              -----------------------------------      Liability at
                                              Asset Write-offs  Cash Expenditures    December 2, 2000
                                              ----------------  -----------------    ----------------
Loss on disposal of investment in affiliate         $   9,741           $    676           $    346
Inventory write-offs                                    3,351                 --                --
Fixed asset impairments                                 2,700                 --                --
Severance costs                                            --              1,191                --
Other costs                                                --                401                831
                                                      --------           --------           ---------
   Total                                             $ 15,792           $  2,268           $  1,177
                                                     =========          ========           ========

These costs were classified in the statement of operations for the first two quarters ended December 2, 2000 in cost of sales, loss on disposal of investment in affiliate and operating expenses. The following table summarizes the classification of the restructuring and other charges (in thousands):


Cost of sales                                                  $ 3,351
Restructuring charges                                            5,123
Loss on disposal of investment in affiliate                     10,763
                                                               -------
   Total                                                       $19,237
                                                               =======

Also included in the first two quarters ended December 2, 2000 was $2.4 million of asset impairment charges for CMP equipment that was designed by the Far East Joint Venture that is no longer be used in ongoing research and development programs. These charges were classified in the statement of operations for the first two quarters ended December 2, 2000 as research and development expenses.


(6)    MERGER, INTEGRATION, AND RESTRUCTURING COSTS ASSOCIATED WITH THE 1999
       MERGER

In connection with the merger of SpeedFam International, Inc. and Integrated Process Equipment Corp. in April 1999, the Company recorded various merger, integration and restructuring costs. Direct merger costs primarily consisted of professional fees related to investment banking, legal and accounting services incurred through the date of the merger. The Company recorded integration and restructuring costs for lease terminations, the write-off of duplicative equipment previously used for demonstration purposes, the write-down of inventory and equipment related to product lines that are no longer supported, and severance costs resulting from workforce reductions.

The severance and other related employee costs provided for the reduction of approximately 70 employment positions resulting from facility closures, and the elimination of duplicate positions or positions no longer necessary due to the streamlining of operations.

Through December 2, 2000, the Company incurred $27.0 million in asset write-downs and paid and charged to the liability $19.4 million. The remaining restructuring accrual for lease termination, severance and other expenses associated with the merger is approximately $7.5 million which the Company believes is adequate to cover the remaining liabilities. Lease termination costs on certain vacated facilities (which were included in the restructuring charge) primarily related to remaining rent, related utilities and common area maintenance on the closed Phoenix, Arizona manufacturing and administrative facility not recoverable through sublease income. Sublease activity began in May 2000 (as reflected in the remaining accrual) and is projected to be carried out through the end of the Company's lease term. The Company's management has been and is currently in the process of securing additional subleases or other negotiated agreements for the Phoenix, Arizona manufacturing and administrative facility. The following table summarizes the components of the merger, integration, and restructuring costs (in thousands):

                                                                          Activity During the
                                                                          Two Quarters Ended
                                                                           December 2, 2000
                                                  Accrued          ------------------------------         Accrued
                                                Liability at                   Cash                     Liability at
                                                June 3, 2000                Expenditures              December 2, 2000
                                                ------------                ------------              -------------
        Lease termination costs                   $  8,565                    $  1,492                    $  7,073
        Severance costs                                372                         213                         159
        Other costs                                    264                          --                         264
                                                  --------                    --------                    --------
                                                  $  9,201                    $  1,705                    $  7,496
                                                  ========                    ========                    ==========

(7)      BUSINESS SEGMENT INFORMATION

The Company classifies its products into three core business segments: (i) the CMP Group, which is comprised of the Company's development and production of chemical mechanical planarization systems; (ii) the Surface Technology Group, which is comprised of the distribution of high-throughput precision surface processing equipment used in thin film memory disk media and silicon wafer industries and the manufacture of polyvinyl alcohol products; and (iii) the Industrial Applications Group, which is comprised of the development and production of high-throughput precision surface processing equipment used in general industrial applications. Information concerning the Company's business segments during the second quarter ended and two quarters ended December 2, 2000 and November 30, 1999 is as follows (in thousands):

                                                    Second Quarter Ended   Two Quarters Ended
                                                      Dec. 2,  Nov. 30,     Dec. 2,   Nov. 30,
                                                       2000      1999        2000       1999
                                                    --------   --------    --------   --------
Net sales:
CMP Group                                           $ 71,193   $ 45,596    $136,498   $ 85,380
Surface Technology Group                               7,203      6,730      12,737     14,424
Industrial Applications Group                          4,500      3,451       8,368      6,300
                                                    --------   --------    --------   --------
Total net sales to unaffiliated customers             82,896     55,777     157,603    106,104
                                                    --------   --------    --------   --------
Segment operating profit (loss):
CMP Group                                                488     (4,429)     (4,308)    (9,768)
Surface Technology Group                                 409       (209)     (2,703)      (609)
Industrial Applications Group                            584        934       1,513      1,164
                                                    --------   --------    --------   --------
Total segment operating profit (loss)                  1,481     (3,704)     (5,498)    (9,213)
General corporate income (expense), net               (4,557)     1,563     (15,769)    (2,740)
Interest expense, net                                   (517)      (365)       (861)      (624)
                                                    --------   --------    --------   --------
Loss before income taxes and equity earnings (loss) $ (3,593)  $ (2,506)   $(22,128)  $(12,577)
                                                    ========   ========    ========   ========

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

The Company has changed its fiscal year from the twelve-month period ended May 31 to a 52 or 53 week period ending on the Saturday nearest May 31. Accordingly, the 2001 fiscal year ends on June 2, 2001 and contains 52 weeks whereas the 2000 fiscal year ended on June 3, 2000 and contained 53 weeks. All references to quarters and years relate to fiscal quarters and fiscal years unless otherwise noted.

     RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:


                                                     Second Quarter Ended          Two Quarters Ended
                                                    Dec. 2,         Nov. 30,      Dec. 2,        Nov. 30,
                                                      2000           1999          2000           1999
                                                    -------         -------       -------        -------
Net sales                                            100.0%         100.0%         100.0%         100.0%
Cost of sales                                         68.7           67.7           71.0           68.7
                                                     -----          -----          -----          -----
   Gross margin                                       31.3           32.3           29.0           31.3
Research and development                              17.4           23.8           19.7           24.7
Selling, general and administrative                   18.1           22.7           20.0           23.5
Restructuring charges                                  0.0            0.0            3.2            0.0
                                                     -----          -----          -----          -----
   Operating loss                                     (4.2)         (14.2)         (13.9)         (16.9)
Other income (expense), net                           (0.1)           9.7           (0.1)           5.0
                                                     -----          -----          -----          -----
   Loss from consolidated companies
    before income taxes                               (4.3)          (4.5)         (14.0)         (11.9)
Income taxes                                           0.0            0.0            0.0            0.0
                                                     -----          -----          -----          -----
   Loss from consolidated companies                   (4.3)          (4.5)         (14.0)         (11.9)
Loss on disposal of investment in affiliate            0.0            0.0           (6.8)           0.0
Equity in net earnings (loss) of affiliates            0.0           (3.5)           0.1           (2.7)
                                                     -----          -----          -----          -----
   Net loss                                           (4.3)%         (8.0)%        (20.7)%        (14.6)%
                                                     =====          =====          =====          =====

Net Sales. Net sales for the second quarter of 2001 were $82.9 million, up 49% from net sales of $55.8 million in the second quarter of 2000. Net sales of CMP systems for the second quarter of 2001 totaled $71.2 million or 86% of net sales compared to $45.6 million or 82% of net sales in the second quarter of 2000. Total net sales for the first two quarters of 2001 were $157.6 million, an increase of 49% over $106.1 million reported for the same period a year ago. Net sales of CMP systems for the first two quarters of 2001 totaled $136.5 million or 87% of net sales compared to $85.4 million or 80% of net sales for the same period a year ago. Net sales for 2001 increased compared to the same periods last year due to increased demand for semiconductor manufacturing equipment.

Increased sales volume was driven by customer investments in both capacity and advanced technology to meet rising demand. Moreover, the increase in CMP system sales to almost 87% of total net sales signifies the Company's focus on the CMP market. From a geographic standpoint, for the second quarter of 2001, just under 50% of the CMP revenue was generated in the Far East with approximately 25% of CMP revenue each in Europe and the United States.

Net sales of the Surface Technology Group in the second quarter of 2001 accounted for $7.2 million, or 9% of net sales, as compared to $6.7 million, or 12% of net sales in the second quarter of 2000. Net sales for the first two quarters of 2001 totaled $12.7 million, or 8% of net sales, as compared to $14.4 million, or 14% of net sales for the same period a year ago. With the dissolution of the Far East Joint Venture, the Company has exited from the manufacturing of silicon wafer and thin film memory disk polishing equipment, as required by the agreement with Obara Corporation. However, the Company will continue to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara Corporation.

Net sales of the Industrial Applications Group in the second quarter of 2001 increased to $4.5 million or 5% of net sales compared to $3.5 million or 6% of net sales for the same period last year. Net sales for the first two quarters of 2001 were $8.4 million, or 5% of net sales compared to $6.3 million, or 6% of net sales for the same period last year. Sales increased due to increased shipments in European markets.

In December 1999, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all publicly held companies. See further discussion at "Impact of Recently Issued Accounting Standards."

Gross Margin. In the second quarter of 2001, gross margin was $25.9 million, or 31% of net sales, compared to $18.0 million, or 32% of net sales in the second quarter of 2000. Excluding restructuring charges of $3.4 million related to inventory write-offs associated with the Company's exit from the manufacturing of wafer and disk polishing equipment, gross margin for the two quarters ended December 2, 2000 was $49.0 million, or 31% of net sales, compared to $33.2 million, or 31% of net sales for the same period last year. During the quarter ended December 2, 2000, the decrease in gross margin as a percentage of sales was primarily due to the mix of CMP shipments including a higher percentage of orbital tools, which historically have had a lower gross margin than rotational platforms. Excluding these restructuring charges, the dollar amount of gross margin improved primarily due to the increase in total sales volume in the first two quarters of 2001 compared to the prior year period.

Research and Development. In the second quarter of 2001, the dollar amount of research and development expense increased to $14.4 million, or 17% of net sales, compared to $13.3 million, or 24% of net sales in the second quarter of 2000. For the two quarters ended December 2, 2000, research and development expense totaled $31.0 million, or 20% of net sales, compared to $26.2 million, or 25% of net sales for the same period a year ago. The increase, in dollars, for the first two quarters of 2001 includes a $2.4 million asset impairment charge for CMP equipment that was designed by the Far East Joint Venture that is no longer used in ongoing research and development programs. In addition, as the Company has been finalizing the production model of the Momentum(TM) tool and its design process requirements to reach 300 millimeter capabilities, additional research and development costs have been incurred during the first two quarters of 2001.

Selling, General and Administrative. In the second quarter of 2001, the dollar amount of selling, general and administrative expenses increased to $15.0 million, or 18% of net sales, from $12.7 million, or 23% of net sales in the second quarter of 2000. For the two quarters ended December 2, 2000, selling, general and administrative expenses totaled $31.5 million, or 20% of net sales compared to $24.9 million, or 24% of net sales for the same period last year. During the first two quarters of 2001, the dollar amount increase in selling, general and administrative expenses primarily results from significant marketing and promotional costs incurred in connection with product launch activities related to the introduction of the Company's new products, the Momentum(TM) and the Auriga Vision(TM) . During the second quarter ended December 2, 2000, the Company also recorded approximately $2.9 million of selling, general and administrative expenses directly related to the new Far East operations.

Restructuring Charges. During the first two quarters ended December 2, 2000, the Company recorded charges of $5.1 million that primarily related to restructuring associated with the Company's exit from the manufacturing of silicon wafer and thin film memory disk polishing equipment, as required by the distribution agreement with Obara Corporation. Approximately $2.7 million related to the impairment of fixed assets of the exited operations; $1.2 million related to severance costs for three employees including a former executive of the Far East Joint Venture; $1.2 million related to other restructuring charges associated with the Company's plan to exit the manufacturing of wafer and disk polishing products.

Provision for Income Taxes. At the end of the second quarter of 2001 and 2000, the Company established a valuation allowance for deferred tax assets generated by its operating losses and is in a net operating loss carry-forward position. As a result, the effective tax rate for the second quarter of 2001 and 2000 was zero. While the Company will reassess its tax situation each quarter, the Company expects that its effective tax rate will approximate zero throughout 2001.

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

For the first two quarters of 2001, equity in net earnings (loss) of affiliates improved to $0.1 million compared to ($2.9 million) in the same period of 2000. This improvement was due to increased sales revenue of the former Far East Joint Venture. Also, during the second quarter of 2000, the then Far East Joint Venture recorded a charge of certain asset impairments, severance costs and other reorganization costs to account for the slowdown in the thin film memory disk media market and the transition of CMP research and development operations to the Company. The Company's share of this charge was approximately $1.4 million. With the integration of the former Far East Joint Venture's CMP operations into current operations, the Company does not anticipate any significant changes in financial reporting and trends. Historically, the Company recorded the CMP costs of the joint venture in operating expenses under a cost-plus arrangement. With the integration of CMP operations related to the former Far East Joint Venture, the Company has incurred these same costs as direct expenses and beginning in the second quarter of 2001, will no longer be reporting equity in net earnings (loss) of affiliates on the income statement.



LIQUIDITY AND CAPITAL RESOURCES

As of December 2, 2000, the Company had $97.1 million in cash, cash equivalents and short-term investments, compared to $100.3 million at June 3, 2000. During the first two quarters of 2001, the Company had $5.9 million of cash provided by operating activities compared to cash used of $16.7 million in operating activities during the same period in 2000.

Approximately, $10.6 million in cash was provided due to a decrease in working capital. Other than the cash provided by changes in working capital, cash used in operations amounted to $4.7 million. The net loss of $32.8 million included non-cash items totaling $28.1 million: fixed asset impairments and the non-cash portion of restructuring charges of $19.4 million, depreciation and amortization expense of $8.8 million, offset by equity in net earnings of affiliates of $0.1 million.

Net cash used in investing activities totaled $11.2 million during the first two quarters of 2001 compared with net cash used of $17.3 million during the same period in 2000. Cash was primarily used for capital expenditures of $9.6 million during the first two quarters of 2001.

Financing activities provided cash of $1.3 million during the first two quarters of 2001 compared with cash used in financing activities of approximately $0.2 million during the same period of 2000. The sale of stock to employees and the exercise of stock options generated proceeds of $2.7 million and principal payments on capital lease obligations amounted to $1.4 million during the first two quarters ended December 2, 2000.

The Company believes that its current cash, cash equivalents and short-term investments will be sufficient to meet the Company's cash needs during the next 12 months.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", established accounting and reporting standards for derivative financial instruments and hedging activities. These statements require that the Company recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against changes in the fair value of the hedged assets, liabilities, or firm commitments through earnings or included in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will adopt SFAS No. 133 and No. 138 in the first quarter of 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

In December 1999, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all publicly held companies. The semiconductor capital equipment industry association and a number of association members have met with the Staff of the SEC to discuss and evaluate the applicability of SAB 101 and various practical implementation considerations. On June 26, 2000, the Staff of the SEC issued Staff Accounting Bulletin No. 101B (SAB 101B), which permitted the delay in the Company's implementation date of SAB 101 until the fourth quarter of 2001. Accordingly, any shipments previously reported as revenue, including revenue reported during the first nine months of 2001, which do not meet SAB 101's guidance will be recorded as revenue in future periods. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 and SAB 101B would not involve the restatement of prior financial statements, but would, to the extent applicable, be reported as a cumulative change in accounting principle as of the fourth quarter of 2001, calculated as of the first day of 2001.

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

    -  timing, cancellation or delay of customer orders and shipments

    - unexpected costs associated with sales and service of the CMP tools and processes

    -  foreign currency exchange rates

    -  changes in analysts' earnings estimates

    - announcements regarding restructuring, technological innovations, departures of key officers or employees, or the introduction of new products

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

The Company's current business model is predicated on closing and fulfilling expected orders for its Momentum(TM) product. A significant portion of the Company's projected revenue for the year ending June 2, 2001 depends on sales of its Momentum(TM) product. Although initial customer reaction to Momentum(TM) has been positive, this response may not translate into sales of Momentum(TM) on the scale or on the time frame the Company anticipates. For instance, market conditions in the semiconductor industry may cause potential purchasers of Momentum(TM) to delay investment in new equipment, which could reduce demand for Momentum(TM). In addition, rollout of Momentum(TM) may be slowed due to manufacturing problems, unforeseen technical problems with the Momentum(TM) product itself or changes in the CMP marketplace that differ from our expectations. If the Company is unable to close anticipated orders for the Momentum(TM) product or fulfill orders for the Momentum(TM) product in its year ending June 2, 2001, the Company's revenue for that period will be adversely affected.

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

The Company's success depends on international sales, particularly in Asia and Europe. International sales accounted for 73% of the Company's total revenue for the second quarter of 2001, 70% for 2000 and 38% for 1999. The Company expects that international sales will continue to account for a significant portion of total revenue in future periods.

    International sales are subject to risks, including:

    -  foreign exchange issues

    - political, economic and regulatory environment of the countries where customers are located

    -  collecting accounts receivable

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


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.


At the Company's Annual Meeting of Shareholders held on October 13, 2000, shareholders elected Messrs. James N. Farley, Sanjeev Chitre, Richard J. Faubert, Makoto Kouzuma, Neil R. Bonke, Richard S. Hill, Roger D. McDaniel, Kenneth Levy and Carl Neun to serve the Company as directors for a one-year term or until their respective successors have been elected. The results of the voting for each director were as follows:

                                                        For                             Withheld
                                                --------------------              --------------------
         James N. Farley                             25,263,208                         2,425,603
         Sanjeev Chitre                              25,168,504                         2,520,307
         Richard J. Faubert                          25,306,075                         2,382,736
         Makoto Kouzuma                              25,319,579                         2,369,232
         Neil R. Bonke                               25,414,137                         2,274,674
         Richard S. Hill                             25,433,612                         2,255,199
         Roger D. McDaniel                           25,325,165                         2,363,646
         Kenneth Levy                                25,460,653                         2,228,158
         Carl Neun                                   25,417,847                         2,270,964

Shareholders approved an amendment to the 1995 Stock Plan for Employees and Directors of Speedfam-IPEC, Inc., to increase the shares reserved for issuance thereunder by 2,000,000 shares. The results of the voting for the matter were as follows:

               For                                       Against                          Abstained
         ------------------                         -----------------               ---------------------
            12,818,383                                  7,778,918                           77,478

Shareholders approved an amendment to the 1995 Stock Plan for Employees and Directors of Speedfam-IPEC, Inc., to provide for immediate vesting of eligible Director option grants on the date of grant for both the initial and the annual automatic grants. The results of the voting for the matter were as follows:

               For                                       Against                           Abstained
         -----------------                          -----------------                 -------------------
            14,928,475                                  5,647,716                           98,588

Shareholders approved an amendment to the 1995 Stock Plan for Employees and Directors of Speedfam-IPEC, Inc., to increase the shares reserved for issuance thereunder by 300,000 shares. The results of the voting for the matter were as follows:

               For                                       Against                           Abstained
         -----------------                          -----------------                 -------------------
            18,464,947                                  2,162,072                           47,760

Shareholders approved an amendment to the 1995 Stock Plan for Employees and Directors of Speedfam-IPEC, Inc., to provide for annual increases in the number of shares reserved for issuance thereunder by the evergreen amendment on June 1 of each year (beginning June 1, 2001) by the lesser of (i) 1,000,000 shares,
(ii) 1% of the outstanding shares of common stock of the Company or (iii) a number of shares determined by the Board of Directors. The results of the voting for the matter were as follows:

               For                                       Against                           Abstained
         -----------------                          -----------------                 -------------------
            16,924,807                                  3,648,752                          101,220

Shareholders approved the appointment of KPMG LLP as independent auditors for the 2001 fiscal year. The results of the voting for the matter were as follows:

               For                                       Against                           Abstained
         -----------------                          -----------------                 -------------------
            27,549,824                                     97,632                           41,355

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




Date:     January 3, 2001                 /s/  J. Michael Dodson
          --------------------             ----------------------
                                           J. Michael Dodson
                                           Secretary and Chief Financial Officer
                                           (Principal Financial Officer)


Date:     January 3, 2001                 /s/ G. Michael Latta
          --------------------             ---------------------
                                           G. Michael Latta
                                           Corporate Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
27.1               Financial Data Schedule