Form 10-Q
period 2001-03-03
SPEEDFAM IPEC INC
filed 2001-04-06
CIK 949301

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 3, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from              to
                                    ------------    ------------
                         Commission File Number 0-26784

                               SPEEDFAM-IPEC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Illinois                                        36-2421613
-------------------------------------------            ------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification Number)

   305 North 54th Street, Chandler, Arizona                          85226
-------------------------------------------            ------------------------
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

                                YES   X                     NO
                                    -----                      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 30, 2001).

                  Common Stock, no par value: 30,116,409 shares

================================================================================

                               SPEEDFAM-IPEC, INC.


                                      INDEX

                                                                                               Page
                                                                                               ----
PART I           FINANCIAL INFORMATION

        Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets
                    March 3, 2001 and June 3, 2000..........................................    2

                    Condensed Consolidated Statements of Operations
                    Third Quarter Ended and Three Quarters Ended
                    March 3, 2001 and March 4, 2000.........................................    3

                    Condensed Consolidated Statements of Cash Flows
                    Three Quarters Ended March 3, 2001 and March 4, 2000....................    4

                    Notes to Condensed Consolidated Financial Statements....................    5

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................................    13

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................    25

PART II       OTHER INFORMATION.............................................................    25

SIGNATURES..................................................................................    26

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

                               SPEEDFAM-IPEC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                        MARCH 3,            JUNE 3,
                                                                          2001               2000
                                                                          ----               ----
                                ASSETS

Current assets:
   Cash and cash equivalents                                           $  58,309          $  72,060
   Short-term investments                                                 17,297             28,236
   Trade accounts receivable, net                                         78,129            129,102
   Inventories                                                            87,922             81,192
   Shipped systems pending acceptance                                     20,353                 --
   Other current assets                                                    3,738              3,301
                                                                       ---------          ---------
     Total current assets                                                265,748            313,891
Investments in affiliates                                                     --             19,810
Property, plant and equipment, net                                        82,920             87,913
Other assets                                                              11,068             13,466
                                                                       ---------          ---------
     Total assets                                                      $ 359,736          $ 435,080
                                                                       =========          =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                   $     264          $   1,077
   Accounts payable                                                       32,499             51,354
   Deferred systems revenue                                               59,360                 --
   Accrued liabilities                                                    29,081             23,264
                                                                       ---------          ---------
     Total current liabilities                                           121,204             75,695
                                                                       ---------          ---------
Long-term liabilities:
   Long-term debt                                                        115,039            115,162
   Other liabilities                                                       6,431              7,253
                                                                       ---------          ---------
     Total long-term liabilities                                         121,470            122,415
                                                                       ---------          ---------
Stockholders' equity:
   Common stock, no par value, 96,000 shares authorized,30,116 and 29,703 shares issued and outstanding
        on March 3, 2001 and June 3, 2000, respectively                        1                  1
   Additional paid-in capital                                            434,288            430,706
   Retained earnings                                                    (317,314)          (194,489)
   Accumulated other comprehensive income                                     87                752
                                                                       ---------          ---------
     Total stockholders' equity                                          117,062            236,970
                                                                       ---------          ---------
       Total liabilities and stockholders' equity                      $ 359,736          $ 435,080
                                                                       =========          =========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               SPEEDFAM-IPEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  THIRD QUARTER ENDED AND THREE QUARTERS ENDED MARCH 3, 2001 AND MARCH 4, 2000
                      (in thousands, except per share data)


                                                               Third Quarter Ended       Three Quarters Ended
                                                              March 3,     March 4,      March 3,      March 4,
                                                                2001         2000          2001          2000
                                                                ----         ----          ----          ----
Net sales                                                     $ 58,818      $73,058      $ 215,748      $179,162
Cost of sales                                                   74,107       48,589        187,968       121,485
                                                              --------      -------      ---------      --------
     Gross margin (deficit)                                    (15,289)      24,469         27,780        57,677
                                                              --------      -------      ---------      --------
Operating expenses:
     Research, development and engineering                      18,474       13,115         49,443        39,304
     Selling, general and administrative                        12,636       12,813         44,105        37,737
     Restructuring charges                                       3,460           --          8,583            --
                                                              --------      -------      ---------      --------
      Total operating expenses                                  34,570       25,928        102,131        77,041
                                                              --------      -------      ---------      --------
Operating loss                                                 (49,859)      (1,459)       (74,351)      (19,364)
       Other income (expense), net                              (1,070)         109         (1,279)        5,437
                                                              --------      -------      ---------      --------
Loss from consolidated companies                               (50,929)      (1,350)       (75,630)      (13,927)
     Loss on disposal of investment in affiliate                    --           --        (10,763)           --
     Equity in net earnings (loss) of affiliates                    --         (532)           110        (3,408)
                                                              --------      -------      ---------      --------
Loss before cumulative effect of change in accounting
principle                                                      (50,929)      (1,882)       (86,283)      (17,335)
Cumulative effect of change in accounting principle                 --           --        (36,542)           --
                                                              --------      -------      ---------      --------
Net loss                                                      $(50,929)     $(1,882)     $(122,825)     $(17,335)
                                                              ========      =======      =========      ========
Loss per share before cumulative effect of change in
accounting principle:
   Basic and diluted                                          $  (1.70)     $ (0.06)     $   (2.89)     $  (0.59)
Cumulative effect of change in accounting principle                 --           --          (1.22)           --
                                                              --------      -------      ---------      --------
Net loss per share:
     Basic and diluted                                        $  (1.70)     $ (0.06)     $   (4.11)     $  (0.59)
                                                              ========      =======      =========      ========
Weighted average number of shares:
   Basic and diluted                                            29,996       29,501         29,909        29,447
                                                              ========      =======      =========      ========
Pro forma amounts as if the change in accounting
principle related to revenue
was applied retroactively:
    Net sales                                                 $ 58,818      $62,452      $ 215,748      $149,608

     Net loss                                                 $(50,929)     $(7,939)     $ (86,283)     $(31,699)
     Net loss per share:
          Basic and diluted                                   $  (1.70)     $ (0.27)     $   (2.89)     $  (1.08)


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               SPEEDFAM-IPEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE QUARTERS ENDED MARCH 3, 2001 AND MARCH 4, 2000
                                 (in thousands)


                                                                                       Three Quarters Ended
                                                                                 March 3, 2001      March 4, 2000
                                                                                 -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       $(122,825)           $(17,335)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
       Equity in net earnings (loss) of affiliates                                     (110)              3,408
       Depreciation and amortization                                                 12,910              12,786
       Gain on sale of Fujimi Corporation                                                --              (5,603)
       Asset impairments and non-cash portion of restructuring charges               58,136                  --
       Cumulative effect of change in accounting principle                           36,542                  --
       Changes in assets and liabilities:
         (Increase) decrease in trade accounts receivable                            52,163              (7,600)
         (Increase) decrease in inventories                                         (41,050)              1,879
         (Increase) decrease in shipped systems pending acceptance                   (1,396)                 --
         (Increase) decrease in other current assets                                   (498)                875
         Increase (decrease) in accounts payable and due to affiliates              (12,593)              7,231
         Increase (decrease) in deferred systems revenue                                958                  --
         Increase (decrease) in accrued liabilities                                   6,810             (19,385)
                                                                                  ---------            --------
   Net cash used in operating activities                                            (10,953)            (23,744)
                                                                                  ---------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                                              (19,797)            (60,361)
   Maturities of short-term investments                                              31,212              55,405
   Proceeds from licensing technology and transfer of associated assets                  --               2,335
   Proceeds from the sale of Fujimi Corporation                                          --              10,000
   Net proceeds from disposal of investment in affiliate                                661                  --
   Capital expenditures                                                             (13,419)             (8,995)
   Redemption of cash surrender value of life insurance                                 246               1,024
   Other investing activities                                                        (3,273)               (906)
                                                                                  ---------            --------
   Net cash used in investing activities                                             (4,370)             (1,498)
                                                                                  ---------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options and employee stock purchases               3,581               3,028
   Principal payments on long-term debt                                              (1,581)               (765)
                                                                                  ---------            --------
   Net cash provided by financing activities                                          2,000               2,263
                                                                                  ---------            --------
   Effects of foreign currency rate changes on cash                                    (428)               (143)
                                                                                  ---------            --------
   Net  decrease in cash and cash equivalents                                       (13,751)            (23,122)
   Cash and cash equivalents at beginning of year                                    72,060              97,003
                                                                                  ---------            --------
   Cash and cash equivalents at March 3, 2001 and March 4, 2000                   $  58,309            $ 73,881
                                                                                  =========            ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               SPEEDFAM-IPEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


(1) BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Actual results may differ from these estimates. Operating results for the quarter ended March 3, 2001 are not necessarily indicative of the results that may be expected for the year ending June 2, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 3, 2000.

         The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, the 2001 fiscal year ends on June 2, 2001 and contains 52 weeks whereas the 2000 fiscal year ended on June 3, 2000 and contained 53 weeks. All references to quarters and years relate to fiscal quarters and fiscal years unless otherwise noted.

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

REVENUE RECOGNITION

         During the third quarter of 2001, the Company changed its revenue recognition policy effective June 4, 2000, based on guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB
101), "Revenue Recognition in Financial Statements". The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable and collectibility is reasonably assured. Certain of the Company's product sales are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with both the customer and the specific type of equipment, the Company recognizes equipment revenue upon shipment and transfer of title. Upon shipment, the contractual amount billable is recorded as revenue and title is transferred. The remainder is recorded as revenue upon customer acceptance. All other product sales with customer acceptance provisions are recognized upon customer acceptance. The Company's CMP division, which is comprised of the Company's development and production of chemical mechanical planarization systems, is the only division historically impacted by SAB 101. The Surface Technology Group, which is comprised of the thin film memory disk media and silicon wafer manufacturers, and the Industrial Applications Group, which is comprised of the development and production of high-throughput precision surfacing processing equipment used in

                               SPEEDFAM-IPEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

general industrial applications, will continue to recognize revenues upon transfer of title which is generally upon shipment. Revenue related to spare part sales is also recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

         In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $36.5 million, or ($1.22) per share, for the three quarters ended March 3, 2001 to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. The effect of the change on the third quarter of 2001 was to decrease net loss before the cumulative effect of the accounting change and net loss $1.9 million, or $0.06 per share; the effect of the change on the three quarters ended March 3, 2001 was to increase net loss before cumulative effect of a change in accounting principle and net loss $0.7 million, or ($0.02) per share. The pro forma amounts presented in the income statement were calculated assuming the accounting change was retroactive to prior periods. The effect of the change on the first quarter of 2001, before the cumulative effect of the accounting change, was to increase net loss $3.8 million, or ($0.13) per share to $33.0 million, or ($1.11) per share. The effect of the change on the first quarter of 2001, after the cumulative effect of the accounting change, was to increase net loss $40.3 million, or ($1.35) per share to $69.5 million, or ($2.33) per share. The effect of the change on the second quarter of 2001 was to decrease net loss $1.2 million, or $0.04 per share to $2.4 million, or ($0.08) per share.

         The deferred systems revenue balance as of June 4, 2000 was $60.8 million. This amount is comprised of equipment that was shipped and previously recorded as revenue but had not been accepted or did not qualify for multiple-element accounting as of June 3, 2000. In addition to deferred systems revenue, the Company recorded deferred amounts related to cost of sales totaling $21.3 million as of June 4, 2000. This amount represents costs related to shipped systems that were pending acceptance as of June 3, 2000. Of the $60.8 million in deferred systems revenue and $21.3 million in deferred cost of sales, $20.7 million was recognized as revenue and $4.5 million was recognized as cost of sales, respectively, in 2001. As of June 4, 2000, the Company also reversed accruals associated with its warranty and installation costs of $3.0 million related to shipped systems pending customer acceptance.

         Prior to 2001, the Company's revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.

(2) INVENTORIES
    The components of inventory were:

                                            March 3,          June 3,
                                              2001             2000
                                              ----             ----
                     Raw materials           $45,807         $54,058
                     Work-in-process          21,742          21,396
                     Finished goods           20,373           5,738
                                             -------         -------
                                             $87,922         $81,192
                                             =======         =======

                               SPEEDFAM-IPEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

(3) ACCRUED LIABILITIES

    Accrued liabilities are as follows:

                                                                        March 3,            June 3,
                                                                          2001                2000
                                                                          ----                ----

              Accrued warranty and installation costs                   $ 7,763             $ 8,665
              Accrued payroll and benefits                                4,669               4,588
              Accrued merger, integration, and restructuring
              costs                                                       3,732               1,952
              Other accrued liabilities                                  12,917               8,059
                                                                        -------             -------
                                                                        $29,081             $23,264
                                                                        =======             =======

(4) COMPREHENSIVE LOSS

    The Company's comprehensive loss was as follows:

                                                          Third Quarter Ended              Three Quarters Ended
                                                        March 3,        March 4,         March 3,         March 4,
                                                         2001             2000             2001             2000
                                                         ----             ----             ----             ----
Net loss                                               $(50,929)        $(1,882)        $(122,825)        $(17,335)
Other comprehensive income (loss):
     Unrealized gain (loss) on securities                   164               3               477             (189)
     Foreign currency translation adjustment               (729)         (1,439)           (1,142)           1,612
                                                       --------         -------         ---------         --------
Comprehensive loss                                     $(51,494)        $(3,318)        $(123,490)        $(15,912)
                                                       ========         =======         =========         ========

          Accumulated other comprehensive income (loss) was as follows:

                                                                               Accumulated
                                           Foreign          Unrealized           Other
                                          Currency          Gain (Loss)       Comprehensive
                                         Translation       on Securities      Income (Loss)
                                         -----------       -------------      -------------
Balance at June 3, 2000                    $ 1,239            $(487)           $  752
     Three quarter period change            (1,142)             477              (665)
                                           -------            -----            ------
Balance at March 3, 2001                   $    97            $ (10)           $   87
                                           =======            =====            ======
Balance at May 31, 1999                    $    22            $(252)           $ (230)
     Three quarter period change             1,612             (189)            1,423
                                           -------            -----            ------
Balance at March 4, 2000                   $ 1,634            $(441)           $1,193
                                           =======            =====            ======

                               SPEEDFAM-IPEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

(5) RESTRUCTURING AND OTHER CHARGES ASSOCIATED WITH THE INDUSTRY DOWNTURN

         During the third quarter of 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth caused semiconductor companies to reevaluate their capital spending plans. A number of the Company's customers revised the timing of their capital spending and rescheduled or canceled existing orders, resulting in the postponement or cancellation of equipment delivery and a decline in new orders. As a result, the Company was forced to record significant inventory write-downs and take swift actions to substantially reduce overall operating expenses. Cost-cutting measures included an 18-percent reduction in workforce, a 10-percent salary cutback for executives, the deferment of management raises until business conditions improve and a decrease in overall discretionary spending.

         During the third quarter ended March 3, 2001, the Company recorded approximately $39.1 million in restructuring and other special charges which included inventory write-downs of $31.3 million; asset impairments of $4.3 million; lease termination costs of $1.7 million; severance costs of $1.0 million for 247 employees, primarily manufacturing technicians, engineers and field service representatives; and $0.8 million of other charges. The Company anticipates expending approximately $8.8 million of cash over the next two quarters as a result of these restructuring charges which primarily relate to non-cancelable purchase commitments.

         These costs were classified in the statement of operations for the third quarter ended March 3, 2001 in cost of sales and operating expenses. The following table summarizes the classification of the restructuring and other charges:

              Cost of sales                                            $31,707
              Research and development costs                             3,623
              Selling, general and administrative costs                    296
              Restructuring charges                                      3,460
                                                                       -------
                                                                       $39,086
                                                                       =======


(6) RESTRUCTURING AND OTHER CHARGES ASSOCIATED WITH DISPOSAL OF THE FAR EAST JOINT VENTURE

         On August 30, 2000, the Far East Joint Venture was officially dissolved. Under the terms of the Master Reorganization Agreement with Obara Corporation (Obara), ownership of the CMP operations of the Far East Joint Venture was transferred to the Company and specific personnel involved in CMP efforts became employees of the Company. Obara continues the non-CMP activities of the Joint Venture, which include the manufacture of silicon wafer and thin film memory disk polishing products.

         Under the terms of a distributor agreement signed on August 31, 2000, the Company continues to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara and is prohibited from manufacturing these products.

                               SPEEDFAM-IPEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

         During the first quarter of 2001, the Company recorded charges totaling $10.8 million related to the loss on disposal of the Company's 50% investment interest in the Far East Joint Venture and $8.4 million related to the Company's exit from the manufacturing of wafer and disk polishing products as the Company is prohibited from manufacturing these products. The $8.4 million is comprised of inventory write-downs of raw materials and spare parts related to silicon wafer and thin film memory disk polishing products; impairment of fixed assets of the exited operations; severance costs for three employees including a former executive of the Far East Joint Venture and other charges associated with the Company's exit from the manufacturing of wafer and disk polishing products.

         Through March 3, 2001 the Company incurred $15.8 million in asset write-offs and paid and charged to the liability $2.6 million. The remaining restructuring accrual is approximately $0.9 million which the Company believes is adequate to cover the remaining liabilities. The following table summarizes the components of the restructuring and other charges:

                                          Activity During the Three quarters
                                               Ended March 3, 2001              Accrued
                                         Assets               Cash            Liability at
                                       Write-offs         Expenditures       March 3, 2001
                                       ----------         ------------       -------------
Loss on disposal of investment          $ 9,741              $  926              $ 96
Inventory write-downs                     3,351                  --                --
Fixed asset impairments                   2,700                  --                --
Severance costs                              --               1,191                --
Other costs                                  --                 461               771
                                        -------              ------              ----
                                        $15,792              $2,578              $867
                                        =======              ======              ====

         These costs were classified in the statement of operations for the first three quarters ended March 3, 2001 in cost of sales, loss on disposal of investment in affiliate and operating expenses. The following table summarizes the classification of the restructuring and other charges:

              Cost of sales                                          $ 3,351
              Restructuring charges                                    5,123
              Loss on disposal of investment in affiliate             10,763
                                                                     -------
                                                                     $19,237
                                                                     =======

         Also included in the first three quarters ended March 3, 2001 was $2.4 million of asset impairment charges for CMP equipment that was designed by the Far East Joint Venture that is no longer used in ongoing research and development programs. These charges were classified in the statement of operations for the first three quarters ended March 3, 2001 as research and development expenses.

                               SPEEDFAM-IPEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

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

         Through March 3, 2001, the Company incurred $27.0 million in asset write-downs and paid and charged to the liability $20.0 million. The remaining restructuring accrual for lease terminations associated with the merger is approximately $6.9 million which the Company believes is adequate to cover the remaining liabilities. Lease termination costs on certain vacated facilities (which were included in the restructuring charge) primarily related to remaining rent, related utilities and common area maintenance on the closed Phoenix, Arizona manufacturing and administrative facility not recoverable through sublease income. Sublease activity began in May 2000 (as reflected in the remaining accrual) and is projected to be carried out through the end of the Company's lease term. The Company's management has been and is currently in the process of securing additional subleases or other negotiated agreements for the Phoenix, Arizona manufacturing and administrative facility. The following table summarizes the components of the merger, integration, and restructuring costs:

                                              Activity During the
                                             Three quarters ended
                                                 March 3, 2001
                                   Accrued                            Accrued
                                Liability at          Cash          Liability at
                                June 3, 2000      Expenditures      March 3, 2001
                                ------------      ------------      -------------
Lease termination costs           $8,565             $1,631             $6,934
Severance costs                      372                372                 --
Other costs                          264                264                 --
                                  ------             ------             ------
                                  $9,201             $2,267             $6,934
                                  ======             ======             ======

                               SPEEDFAM-IPEC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


(8) BUSINESS SEGMENT INFORMATION

         The Company classifies its products into three core business segments:
(i) the CMP Group, which is comprised of the Company's development and production of chemical mechanical planarization systems; (ii) the Surface Technology Group (STG), which is comprised of the distribution of high-throughput precision surface processing equipment used in thin film memory disk media and silicon wafer industries and the manufacture of polyvinyl alcohol products; and (iii) the Industrial Applications Group (IAG), which is comprised of the development and production of high-throughput precision surface processing equipment used in general industrial applications. Information concerning the Company's business segments during the third quarter ended and three quarters ended March 3, 2001 and March 4, 2000 is as follows (in thousands):

                                                    Third Quarter Ended         Three Quarters Ended
                                                  March 3,       March 4,       March 3,       March 4,
                                                    2001          2000           2001           2000
                                                    ----          ----           ----           ----
Net sales:
   CMP Group                                      $ 47,710       $62,082       $183,535       $147,462
   Surface Technology Group                          5,178         7,591         17,916         22,015
   Industrial Applications Group                     5,930         3,385         14,297          9,685
                                                  --------       -------       --------       --------
Total net sales to unaffiliated customers           58,818        73,058        215,748        179,162
                                                  --------       -------       --------       --------
Segment operating profit (loss):
   CMP Group                                       (46,605)        2,395        (53,484)        (7,373)
   Surface Technology Group                           (493)         (407)        (3,196)        (1,016)
   Industrial Applications Group                       916           386          2,429          1,550
                                                  --------       -------       --------       --------
Total segment operating profit (loss)              (46,182)        2,374        (54,251)        (6,839)
General corporate expense, net                      (3,891)       (3,576)       (19,660)        (6,316)
Interest expense, net                                 (856)         (148)        (1,719)          (772)
                                                  --------       -------       --------       --------
Loss from consolidated companies                  $(50,929)      $(1,350)      $(75,630)      $(13,927)
                                                  ========       =======       ========       ========

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

         On August 30, 2000, the 30-year-old Far East Joint Venture between the Company and Obara Corporation was officially dissolved. Under the terms of the Master Reorganization Agreement with Obara Corporation, ownership of the CMP sales and service operations of the Far East Joint Venture was transferred to the Company and specific personnel involved in CMP efforts became employees of the Company. Obara Corporation continues the non-CMP activities of the former Joint Venture, which include the manufacturing of silicon wafer and thin film memory disk polishing products. The Company will not compete with the non-CMP business and Obara will not compete with the CMP business for an initial period of five (5) years. The Company has indemnified Obara for any claims relating to the CMP business and Obara has indemnified the Company for any claims relating to the non-CMP business. Under the terms of a distributor agreement signed on August 31, 2000, the Company continues to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara Corporation and is prohibited from manufacturing these products.

         The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, the 2001 fiscal year ends on June 2, 2001 and contains 52 weeks whereas the 2000 fiscal year ended on June 3, 2000 and contained 53 weeks. All references to quarters and years relate to fiscal quarters and fiscal years unless otherwise noted.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net sales:

                                                           Third Quarter Ended       Three Quarters Ended
                                                          March 3,      March 4,     March 3,    March 4,
                                                           2001          2000         2001         2000
                                                           ----          ----         ----         ----
Net sales                                                  100.0%       100.0%       100.0%       100.0%
Cost of sales                                              126.0         66.5         87.1         67.8
                                                           -----         ----        -----         ----
     Gross margin                                          (26.0)        33.5         12.9         32.2
Research, development and engineering                       31.4         18.0         23.0         21.9
Selling, general and administrative                         21.5         17.5         20.4         21.1
Restructuring                                                5.9           --          4.0           --
                                                           -----         ----        -----         ----
     Operating loss                                        (84.8)        (2.0)       (34.5)       (10.8)
 Other income (expense), net                                (1.8)         0.2         (0.6)         3.0
                                                           -----         ----        -----         ----
     Loss from consolidated companies                      (86.6)        (1.8)       (35.1)        (7.8)
Loss on disposal of investment in affiliate                   --           --         (5.0)          --
Equity in net earnings (loss) of affiliates                   --         (0.8)         0.1         (1.9)
                                                           -----         ----        -----         ----
      Loss before cumulative effect of
        change in accounting principle                     (86.6)        (2.6)       (40.0)        (9.7)
Cumulative effect of change in accounting principle           --           --        (16.9)          --
                                                           -----         ----        -----         ----
     Net loss                                              (86.6)%       (2.6)%      (56.9)%       (9.7)%
                                                           =====         ====        =====         ====

         Net Sales. Net sales for the third quarter of 2001 were $58.8 million, down 20% from net sales of $73.1 million in the third quarter of 2000. Net sales of CMP systems for the third quarter of 2001 totaled $47.7 million or 81% of net sales compared to $62.1 million or 85% of net sales in the third quarter of 2000. Total net sales for the first three quarters of 2001 were $215.7 million, an increase of 20% over $179.2 million reported for the same period a year ago. Net sales of CMP systems for the first three quarters of 2001 totaled $183.5 million, or 85% of net sales, compared to $147.5 million, or 82% of net sales, for the same period a year ago. Net sales during the three quarters ended March 3, 2001 have increased compared to the same period last year primarily due to stronger demand in the first quarter of 2001 driven by semiconductor manufacturers' needs for additional capacity and advanced technology. During the third quarter of 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth caused semiconductor companies to reevaluate their capital spending plans. A number of the Company's customers revised the timing of their capital spending and rescheduled delivery or canceled existing orders, resulting in the postponement of equipment delivery and a decline in new orders and net sales. Net sales as stated above for the third quarter and first three quarters of 2001 reflect the Company's adoption of SAB 101, discussed below in "Impact of Recently Issued Accounting Standards".

         From a geographic standpoint, for the third quarter of 2001, approximately 45% of the CMP revenue was generated in the Far East with approximately 20% of CMP revenue in Europe and 35% in the United States.

         Net sales of the Surface Technology Group (STG) in the third quarter of 2001 accounted for $5.2 million, or 9% of net sales, as compared to $7.6 million, or 10% of net sales, in the third quarter of 2000. Net sales for the first three quarters of 2001 totaled $17.9 million, or 8% of net sales, as compared to $22.0 million, or 12% of net sales, for the same period a year ago. With the dissolution of the Far East Joint Venture, the Company has exited from the manufacturing of silicon wafer and thin film memory disk polishing equipment, as required by the agreement with Obara Corporation. However, the Company will continue to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara Corporation.

         Net sales of the Industrial Applications Group (IAG) in the third quarter of 2001 increased to $5.9 million, or 10% of net sales, compared to $3.4 million or 5% of net sales, for the same period last year. Net sales for the first three quarters of 2001 were $14.3 million, or 7% of net sales, compared to $9.7 million, or 5% of net sales, for the same period last year. Sales increased due to increased shipments in European markets.

         Gross Margin. In the third quarter of 2001, gross margin was $(15.3) million, or (26)% of net sales, compared to $24.5 million, or 34% of net sales, in the third quarter of 2000. Excluding inventory write-downs of $31.3 million and $0.4 million of other restructuring charges, gross margin was $16.4 million, or 28% of sales, during the third quarter of 2001. Excluding restructuring charges of $31.7 million related to the industry slowdown and $3.4 million related to the exit from the manufacturing of wafer and disk polishing equipment, gross margin for the three quarters ended March 3, 2001 was $62.9 million, or 29% of net sales, compared to $57.7 million, or 32% of net sales, for the same period last year. During the quarter ended March 3, 2001, the decrease in gross margin in dollars and as a percentage of sales was primarily due to the mix of CMP shipments including a higher percentage of orbital tools, which historically have had a lower gross margin than rotational platforms and increased per unit manufacturing overhead costs due to lower overall manufacturing volume. During the industry downturn, the Company expects this trend of reduced gross margins to continue. Gross margins as stated above for the third quarter and first three quarters of 2001 reflect the Company's adoption of SAB 101, discussed below in "Impact of Recently Issued Accounting Standards".

Research and Development. During the quarter ended March 3, 2001, research and development expenses increased to $18.5 million, or 31% of net sales, compared to $13.1 million, or 18% of net sales, in the third quarter of 2000. This increase includes an asset impairment charge of $3.6 million related to the industry slowdown. For the three quarters ended March 3, 2001, research and development expenses totaled $49.4 million, or 23% of net sales, compared to $39.3 million, or 21% of net sales, for the same period a year ago. The increase, in dollars, for the three quarters of 2001 includes the $3.6 million asset impairment charge related to the industry slowdown and an additional $2.4 million asset impairment charge for CMP equipment that was designed by the Far East Joint Venture that is no longer used in ongoing research and development programs. As the Company has been finalizing the production model of the Momentum(TM) tool and its design process requirements to reach 300 millimeter capabilities, additional research and development costs have been incurred during the first three quarters of 2001.

         Selling, General and Administrative. In the third quarter of 2001, the dollar amount of selling, general and administrative expenses remained essentially unchanged at $12.6 million, or 22% of net sales, compared to $12.8 million, or 18% of net sales, in the third quarter of 2000. For the three quarters ended March 3, 2001, selling, general and administrative expenses totaled $44.1 million, or 20% of net sales compared to $37.7 million, or 21% of net sales, for the same period last year. During the first three quarters of 2001, the Company also recorded approximately $4.4 million of selling, general and administrative expenses directly related to the new Far East operations. In addition, during the three quarters ended March 3, 2001, significant marketing and promotional costs were incurred in connection with product launch activities related to the introduction of the Company's new products, the Momentum(TM) and the Auriga Vision(TM) .

     Restructuring Charges. During the three quarters ended March 3, 2001, the Company recorded restructuring charges of $8.6 million. Approximately $5.1 million related to restructuring associated with the Company's exit from the manufacturing of silicon wafer and thin film memory disk polishing equipment, as required by the distribution agreement with Obara Corporation signed August 31, 2000 and $3.5 million of restructuring charges were recorded during the quarter ended March 3, 2001 as a result of the industry slowdown. In regards to the $5.1 million restructuring charges, $2.7 million related to fixed asset impairments; $1.2 million related to severance costs for three employees including a former executive of the Far East Joint Venture; $1.2 million related to other restructuring charges associated with the Company's plan to exit the manufacturing of wafer and disk polishing products. During the third quarter ended March 3, 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment which forced the Company to take swift actions to substantially reduce overall operating expenses. Cost-cutting measures included an 18-percent reduction in workforce, a 10-percent salary cutback for executives, the deferment of management raises until business conditions improve and a decrease in overall discretionary spending. As a result, the Company recorded approximately $3.5 million in restructuring and other special charges related to lease termination costs of $1.7 million; severance costs of $1.0 million for 247 employees, primarily manufacturing technicians, engineers and field service representatives; and $0.8 million of other charges.

         Other Income (Expense). Other income (expense) decreased to ($1.1 million) during the third quarter ended March 3, 2001 from $0.1 million during the same period a year ago. This decrease during the third quarter of 2001 primarily stemmed from lower average balances in cash, cash equivalents and short-term investments yielding lower interest income. Other income (expense) decreased to ($1.3 million) during the three quarters ended March 3, 2001 from $5.4 million during the same period a year ago. The significant decrease primarily stems from a $5.6 million gain recorded during the three quarters of 2000 on the sale of the Company's 50% interest in its joint venture, Fujimi Corporation. In addition, lower average balances in cash, cash equivalents and short-term investments during the three quarters of 2001 yielded lower interest income when compared to the same period a year ago.

         Provision for Income Taxes. At the end of the third quarter of 2001 and 2000, the Company established a valuation allowance for deferred tax assets generated by its operating losses and is in a net operating loss carry-forward position. As a result, the effective tax rate for the third quarter of 2001 and 2000 was zero. While the Company will reassess its tax situation each quarter, the Company expects that its effective tax rate will approximate zero throughout 2001.

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

         For the first three quarters of 2001, equity in net earnings (loss) of affiliates improved to $0.1 million compared to ($3.4 million) in the same period of 2000. This improvement was due to increased sales volume of the former Far East Joint Venture. Also, during the second quarter of 2000, the former Far East Joint Venture recorded a charge for certain asset impairments, severance costs and other reorganization costs to account for the slowdown in the thin film memory disk media market and the transition of CMP research and development operations to the Company. The Company's share of this charge was approximately $1.4 million. With the integration of the former Far East Joint Venture's CMP operations into current operations, the Company does not anticipate any significant changes in financial reporting and trends. Historically, the Company recorded the CMP costs of the joint venture in operating expenses under a cost-plus arrangement. With the integration of CMP operations related to the former Far East Joint Venture, the Company has incurred these same costs as direct expenses and beginning in the second quarter of 2001, no longer reported equity in net earnings (loss) of affiliates on the income statement.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 3, 2001, the Company had $75.6 million in cash, cash equivalents and short-term investments, compared to $100.3 million at June 3, 2000. During the first three quarters of 2001, the Company had $11.0 million of cash used in operating activities compared to cash used of $23.8 million in operating activities during the same period in 2000.

         Approximately, $4.4 million in cash was provided due to a decrease in working capital. The net loss of $122.8 million included non-cash items totaling $107.4 million: fixed asset impairments and the non-cash portion of restructuring charges of $58.1 million; cumulative effect of change in accounting principle of $36.5 million; depreciation and amortization expense of $12.9 million, offset by equity in net earnings of affiliates of $0.1 million.

         Net cash used in investing activities totaled $4.4 million during the first three quarters of 2001 compared with net cash used of $1.5 million during the same period in 2000. Cash was primarily used for capital expenditures of $13.4 million during the first three quarters of 2001. During the three quarters ended March 3, 2001, cash was also used to purchase short-term investments of $19.8 million offset by proceeds of maturing investments totaling $31.2 million.

         Financing activities provided cash of $2.0 million during the first three quarters of 2001 compared with approximately $2.3 million during the same period of 2000. The sale of stock to employees and the exercise of stock options generated proceeds of $3.6 million and principal payments on capital lease obligations amounted to $1.6 million during the first three quarters ended March 3, 2001.

         The Company believes that its current cash, cash equivalents and short-term investments will be sufficient to meet the Company's cash needs for at least the next 12 months.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", established accounting and reporting standards for derivative financial instruments and hedging activities. These statements require that the Company recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against changes in the fair value of the hedged assets, liabilities, or firm commitments through earnings or included in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities --- Deferral of the Effective Date of SFAS No. 133", which extended the effective date for fiscal years beginning after June 15, 2000. Therefore, the Company will adopt SFAS No. 133 and No. 138 in the first quarter of 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

         In December 1999, the Staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". The SEC Staff addressed several issues in SAB 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. On June 26, 2000, the Staff of the SEC issued Staff Accounting Bulletin No. 101B (SAB 101B), which permitted the delay in the Company's implementation date of SAB 101 until the fourth quarter of 2001. The Company has elected an early adoption of SAB 101 for the third quarter of 2001. Changes in the Company's revenue recognition policy resulting from the implementation of SAB 101 and SAB 101B do not involve the restatement of prior financial statements, but do, to the extent applicable, result in a cumulative change in accounting principle as of the third quarter of 2001, calculated as of the first day of 2001.

         The Company derives revenues from three sources - equipment sales, spare part sales and service contracts. The Company's CMP division is the only division historically impacted by SAB 101. Revenue recognition for STG, IAG and spare parts will continue to be upon transfer of title, which is generally upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

         The Company's previous revenue recognition policy for CMP systems was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. There are different revenue recognition points under SAB 101, which are described as follows:

         Acceptance: For equipment sales to a new customer, existing products with new specifications and/or a new product, revenue is recognized upon customer acceptance.

         Shipment and acceptance: Equipment sales to existing customers, who have purchased the same equipment with the same customer-specified acceptance provisions in the past, are accounted for as multiple-element arrangement sales. Upon shipment, the contractual amount billable is recorded as revenue and title is transferred. The remainder is recorded as revenue upon customer acceptance.

         As a result of SAB 101, the Company changed its method of accounting for revenue recognition. The Company has reported this change in accounting principle in accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", by a cumulative effect adjustment. The Company adopted SAB 101 in the third quarter of 2001, but no cumulative effect of the change is included in the net loss in the third quarter ended March 3, 2001. Instead, SFAS No. 3 requires that the change be made as of the beginning of the year (June 4, 2000) and financial information for interim periods reported prior to the change, in this case the first two quarters of 2001, be restated by applying SAB 101 to those periods.

         In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $36.5 million, or ($1.22) per share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. The effect of the change on the third quarter of 2001 was to decrease net loss before the cumulative effect of the accounting change and net loss $1.9 million, or $0.06 per share; the effect of the change on the three quarters ended March 3, 2001 was to increase net loss before cumulative effect of a change in accounting principle and net loss $0.7 million, or ($0.02) per share. The pro forma amounts presented in the income statement were calculated assuming the accounting change was retroactive to prior periods. The effect of the change on the first quarter of 2001, before the cumulative effect of the accounting change, was to increase net loss $3.8 million, or ($0.13) per share to $33.0 million, or ($1.11) per share. The effect of the change on the first quarter of 2001, after the cumulative effect of the accounting change, was to increase net loss $40.3 million, or ($1.35) per share to $69.5 million, or ($2.33) per share. The effect of the change on the second quarter of 2001 was to decrease net loss $1.2 million, or $0.04 per share to $2.4 million, or ($0.08) per share.

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

The Company depends on selling a small number of high-priced machines. The Company derives a significant portion of its revenue from the sale of a relatively small number of CMP systems. Thus, order, delivery, and customer acceptance delays and cancellations, even of one or two systems, may cause the Company to miss quarterly revenue and profit expectations.

Downturn in the semiconductor industry may lead to decreased revenue for the Company. During the third quarter of 2001, slowing worldwide demand for semiconductors had resulted in significant inventory buildups for semiconductor companies and a rapid decline in demand for semiconductor manufacturing equipment. Presently, the Company has no visibility regarding how long the semiconductor industry downturn will last or how severe the downturn will be. In the quarter ending March 3, 2001, the Company experienced certain cancellations and pushouts of orders for its products. If the downturn continues or worsens, the Company may experience greater levels of cancellations and/or pushouts of orders for its products in the future.

The Company's current business model is predicated on closing and fulfilling expected orders for its Momentum(TM) product. A significant portion of the Company's projected revenue depends on sales of its Momentum(TM) product. Although initial customer reaction to Momentum(TM) has been positive, this response may not translate into sales of Momentum(TM) on the scale or on the time frame the Company anticipates. For instance, market conditions in the semiconductor industry may cause potential purchasers of Momentum(TM) to delay investment in new equipment, which could reduce demand for Momentum(TM). In addition, rollout of Momentum(TM) may be slowed due to manufacturing problems, unforeseen technical problems with the Momentum(TM) product itself or changes in the CMP marketplace that differ from our expectations. If the Company is unable to close anticipated orders for the Momentum(TM) product or fulfill orders for the Momentum(TM) product, the Company's revenue will be adversely affected.

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

    - timing, cancellation or delay of customer orders, shipments and acceptance

    - unexpected costs associated with sales and service of the CMP tools and processes

    -   foreign currency exchange rates

    -   changes in analysts' earnings estimates

    - announcements regarding restructuring, technological innovations, departures of key officers or employees, or the introduction of new products

Results of operations in any period are not an indication of future results. Fluctuations in the Company's operating results may also result in fluctuations in the Company's common stock price. The Company's stock price may also fluctuate due to factors specific to the semiconductor industry, which has experienced significant price fluctuations in recent periods. Investors in the Company's stock should be willing to incur the risk of such price fluctuations.

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

Increased competitive pressure could lead to lost revenue from sales for the Company's products, thereby damaging the Company's business. There can be no assurance that the Company will be able to compete successfully in the future.

Lost revenue from semiconductor industry downturn, general economic slowdown and/or increased competition could lead to operating losses. If the Company experiences continued reductions in revenue from lost sales or price reductions for its products for any reason, including a downturn in the semiconductor industry, a general economic slowdown in the United States or increased competition, the Company's gross margins will continue to be reduced and could lead to operating losses.

The Company may not develop products in time to meet changing technologies. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. The success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors including:

    -   product selection

    -   timely and efficient completion of product design and development

    - timely and efficient implementation of manufacturing and assembly processes

    -   product performance in the field

    -   effective sales and marketing

The Company's business is highly cyclical. The Company's business depends substantially on the capital expenditures of semiconductor manufacturers and, to a lesser extent, thin film memory disk and silicon wafer manufacturers. These industries are highly cyclical and semiconductor manufacturers are currently experiencing periodic downturns, which have had a material adverse effect on the acquisition of capital equipment and other products used in the manufacturing process, including products offered by the Company. These downturns have in the past and are expected in the future to materially adversely affect the business and operating results of the Company. These events have negatively impacted the Company's results of operations.

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

The Company's success depends on international sales, particularly in Asia and Europe. International sales accounted for 65% of the Company's total revenue for the first three quarters of 2001, 70% for 2000 and 38% for 1999. The Company expects that international sales will continue to account for a significant portion of total revenue in future periods.

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

Third parties hold many patents relating to CMP machines and processes. In the event the Company loses any of its intellectual property rights or otherwise determines that it needs to obtain licenses to third party intellectual property, there is no assurance that the Company will be able to obtain such licenses on reasonable terms, if at all. The Company currently licenses the right to manufacture CMP machines employing an orbital motion in its Avant Gaard 676, 776, 876 and Momentum(TM) from a semiconductor manufacturer.

The Company may be subject to risks associated with acquisitions and dispositions. The Company continually evaluates strategic acquisitions of other businesses and dispositions of portions of its business that it determines are not complementary to its strategy. If the Company were to consummate an acquisition, the Company would be subject to a number risks, including the following:

    - difficulty in assimilating the acquired operations and retaining acquired personnel

    - limits on the Company's ability to retain acquired distribution channels and customers

    -   disruption of the Company's ongoing business

    - limits on the Company's ability to successfully incorporate acquired technology and rights into its product and service offerings

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

         None

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

                  10.37 Amendment to the 1995 Stock Plan for Employees and Directors of SpeedFam-IPEC, Inc.


         (b) Reports on Form 8-K.

                  None

                               SPEEDFAM-IPEC, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         /s/  J. Michael Dodson
                                         ----------------------
Date:  April 6, 2001
                                         By J. Michael Dodson
                                         Secretary and Chief Financial Officer
                                         (Principal Financial Officer)



                                         /s/  G. Michael Latta
                                         ---------------------
Date:  April 6, 2001
                                         By G. Michael Latta
                                         Corporate Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION


10.37 Amendment to the 1995 Stock Plan for Employees and Directors of SpeedFam-IPEC, Inc.