Form 10-K405
period 2001-06-02
SPEEDFAM IPEC INC
filed 2001-08-24
CIK 949301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended June 2, 2001

Commission file number 0-26784

SpeedFam-IPEC, Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-2421613
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

305 North 54th Street	85226
Chandler, Arizona	(Zip Code)
(Address of principal executive offices)

Registrant’s Telephone Number: (480) 705-2100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant: $63,173,009 as of July 31, 2001.

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock: 30,317,636 as of July 31, 2001.

Documents incorporated by reference:

      Portions of the definitive Proxy Statement for SpeedFam-IPEC, Inc.’s Annual Meeting of Shareholders to be held on October 12, 2001 are incorporated by reference into Part III of this Form 10-K.

i

Item 1.  Business

      SpeedFam-IPEC, Inc. (the Company) is a leading global supplier of chemical mechanical planarization (CMP) systems featuring the world’s largest installed base. The Company designs, develops, manufactures, markets and supports CMP systems which are used in the fabrication of semiconductor devices. In addition to CMP systems, the Company markets high-throughput precision surface processing equipment, manufactures and markets systems for the general industrial applications markets, and markets and distributes parts, consumables and slurries used in surface processing.

      The Company was incorporated in Illinois in 1959 as SpeedLap Corporation. Effective April 6, 1999, Integrated Process Equipment Corp. (IPEC), a supplier of CMP systems, merged into a wholly owned subsidiary of SpeedFam International, Inc. Following the merger, SpeedFam International, Inc. changed its name to SpeedFam-IPEC, Inc.

      On August 30, 2000, the Company and Obara Corporation (Obara) restructured SpeedFam-IPEC Co., Ltd. (together with its subsidiaries and joint ventures, the Far East Joint Venture), effectively dissolving their joint venture. Prior to the dissolution, the Company and Obara each owned a 50% interest in the Far East Joint Venture. Under the terms of the Master Reorganization Agreement with Obara, ownership of the CMP sales and service operations of the Far East Joint Venture was transferred to the Company allowing the Company to have direct control over CMP operations in Asia. Obara continues the non-CMP activities of the former Far East Joint Venture, which include the manufacture of silicon wafer and thin film memory disk polishing products. Under the terms of a distributor agreement signed on August 31, 2000, the Company continues to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara.

      Unless the context otherwise requires, the “Company” and “SpeedFam-IPEC” refer to SpeedFam-IPEC, Inc., an Illinois corporation, and its wholly owned subsidiaries. The Company’s principal executive offices are located at 305 North 54th Street, Chandler, Arizona 85226 and its telephone number is (480) 705-2100. Additional information about the Company is available on the Company’s website at www.sfamipec.com.

Industry Background

      The semiconductor industry has experienced significant growth over the past decade due to increased demand for electronic products and the increased semiconductor content in electronics products. The demand for personal computers; the expansion of the telecommunications industry (especially wireless communications); and the emergence of new applications within consumer electronics continues to drive the demand for faster, smaller and cheaper integrated circuit devices.

      Although the semiconductor market has experienced significant growth, it is cyclical by nature, characterized by short-term periods of either under or over supply for both memory and logic devices. When demand decreases, semiconductor manufacturers slow their purchasing of capital equipment; conversely, when demand increases, so does capital spending. The late 1990’s also saw the emergence of a new trend, driven by the increasingly rapid pace with which the size of the circuitry on the chip is decreasing. When chips decrease in size, circuits can operate more quickly. With size reduction, more chips can also be produced on a given wafer size, and the yield per manufacturing machine increases. So, with decreasing chip size, more chips can be produced per machine, and the need to build new manufacturing plants decreases, in particular, for pure capacity expansion. New equipment featuring the latest technological advances, however, must often be purchased to manufacture the smaller-sized chips and in many cases is retrofitted into existing manufacturing facilities.

Products

      The Company offers the broadest range of CMP systems currently available to the semiconductor industry. CMP is a process used during the semiconductor manufacturing process to planarize individual layers in complex integrated circuits to specific parameters. It is a complex science, often involving multiple steps, each at a specified set of process parameters such as polishing speed, pressure, time and temperature, as well as slurry pH and particle size, hardness and shape to achieve the desired flatness (planarity), smoothness and optical properties of a surface. One typical flat polishing system consists of a moving platen that is covered with a polishing pad, in combination with a polishing liquid (or slurry) containing abrasive particles that impinge on the surface, thereby creating the desired surface qualities. This liquid slurry can be chemically active such that the surface of the component being polished is chemically modified, thus accelerating and improving the polishing process.

  Orbital CMP Systems.

      The Company’s orbital CMP systems incorporate a unique advanced polishing technique developed in conjunction with a major semiconductor manufacturer. Planarization in these systems is achieved by the downward pressure from and rotational motion of the upper wafer carrier against the orbital motion of the lower polishing platen, which has a polishing pad attached to its surface. The use of orbital polishing technology in conjunction with other enhancements offered on the Company’s orbital platforms provides customers with improved polish flexibility in a smaller footprint tool. Moreover, the Company’s orbital systems incorporate an innovative slurry delivery method that delivers the slurry through the polishing pad directly to the wafer surface. This slurry delivery method is designed to increase throughput and improve process control and planarity, and therefore yield to the device manufacturer, as well as reduce the consumption of slurry compared to conventional methods, which deposit slurry on the pad surface.

•	The 676 product features four independent heads, allowing simultaneous polishing of four wafers and offers one of the industry’s smallest footprints. This system is capable of polishing either oxide or metal layers. The 676 was initially designed solely to planarize metal layers and has been adopted for this purpose in volume production by a majority of the customers that have purchased the system.

•	The 776 product is based on the same four-head orbital polishing technology as the 676. The 776 integrates CMP, metrology and wafer cleaning in a single unit that requires less clean room space than separate CMP and post-CMP cleaning equipment.

•	The Momentum™ product is a highly flexible, universal tool that processes copper, low k, direct shallow trench isolation (STI), tungsten and oxide. Momentum™ was developed to address the industry’s growing need for an advanced level of process capability for geometry shrinks to 0.13 micron and below. The tool features a new polishing system that combines SpeedFam-IPEC’s industry proven rotational and orbital technologies. The system enables productivity and yield management by integrating three advanced technologies: adaptive planarization technology (APT™) with an innovative carrier design; a stable, highly flexible new polishing technique (Next™) which combines an advanced hard platen with orbital motion; and Intelligent In-line Inspection technology (I3™) with closed-loop control metrology for maximum effective throughput and reduced cost of ownership. The Momentum™ was chosen as the Grand Award winner in Semiconductor International magazine’s 2000 Editors’ Choice Best Product Competition.

•	The Momentum300™ product, announced in July 2001, is a third generation CMP tool which flexibly delivers 0.13 micron and below process metrics for copper, low k, direct STI, tungsten and oxide. Momentum300™ offers uniform velocity with solid polish support through an orbital hard platen. Its pressure-controlled Hexazone™ multi-channel carrier is the industry’s only adaptive polish carrier for optimized removal rate and total wafer metrics control. The tool’s multizone in-situ process monitor and broadband optical end-point detection system enable precise and reliable endpoint and process-quality control. Other Momentum300™ features include the smallest 300 millimeter tool footprint, six independent process modules for flexible process flow and high throughput, as well as through-the-pad slurry delivery for economical slurry consumption and reduced cost of ownership. In addition, the Momentum 300™ provides direct transfer of process from 200 millimeter to 300 millimeter geometries.

  Rotational CMP Systems.

•	The Avanti® 472, introduced in 1994, is a fully automated, single wafer planarization system for polishing oxide or metal layers on silicon wafers from four to eight inches in diameter. In addition to the planarization of oxide layers, the system planarizes layers of metal interconnects, including tungsten and aluminum.

•	The Company’s Auriga™ system is a five head, two polishing table CMP system capable of processing 50-60 wafers per hour. The Auriga™ system, which began shipping commercially in November 1996, is used for oxide and metal (tungsten) applications. The system incorporates full cassette-to-cassette automation. Robotics remove the wafers from the cassette and places them into the buffer tray. The wafers are then staged for batch pickup by the polishing heads. Once secured by the polishing heads, the wafers are moved onto the primary polishing pad and the process is initiated. The polishing table, covered with a flat polishing pad, rotates at a variable speed throughout the polishing cycle. Upon completion of the initial polish, the wafers are transported either to a rinsing station or to a second polishing table for an additional polishing or buffing step.

•	In 1998, the Company introduced the Auriga-C™, which integrates cleaning and drying technology into the Company’s CMP system thereby providing a complete dry-in/dry-out system. The design of the Auriga-C™ is based upon the replacement of the automation module on the Auriga™ with a new automation module, which incorporates the cleaning technology.

•	The Auriga Vision™ is the latest tool derived from the industry proven Auriga™ platform and provides complete dry-in/ dry-out CMP processing in a high throughput tool. This systems integrates five Olympian™ carriers with advanced cleaning capability, computer integrated manufacturing automation and in-line metrology capability.

      Thin Film Memory Disk Media Polishing Products. The Company sells polishing machines, pre-deposition cleaning machines and grinding machines for producing aluminum, nickel-plated and alternative substrates for the thin film memory disk media market.

      Semiconductor Wafer Polishing Products. The Company supplies chemical mechanical polishing, double-sided lapping and edge polishing systems to the semiconductor substrates or silicon wafer market.

      The Company’s line of double-sided lapping systems is available in various sizes and is used to create the initial flatness and thickness of the silicon wafer after it has been sliced. The lapping process removes saw marks remaining after slicing and provides a surface finish suitable for subsequent polishing processes. Double-sided polishers for silicon wafer polishing are also available.

      The Company also sells chemical mechanical polishing equipment to semiconductor wafer manufacturers that remove the shallow damage layer remaining from previous process steps to attain the specified flatness and surface finish.

      The edge polishing technology was developed and introduced for the purpose of making the wafer’s edge easier to clean, thereby increasing semiconductor device manufacturing yields. The Company markets and distributes edge polishing systems manufactured by Obara Corporation in Japan, the Company’s former Far East Joint Venture partner.

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

Customers

      The Company sells its products to leading manufacturers of semiconductor devices, thin film memory disks, semiconductor wafers and various general industrial applications. During the last three years, the majority of the Company’s total revenue has been derived from the sale of CMP products and services. In 2001, 2000 and 1999, sales to semiconductor device manufacturers were 81.4%, 84.0%, and 74.2% of total revenue, respectively. In 2001, 2000 and 1999, sales to thin film memory disk media and silicon wafer manufacturers were 10.9%, 10.6% and 19.6% of total revenue, respectively. In 2001, 2000 and 1999, sales to manufacturers of general industrial components were 7.7%, 5.4% and 6.2% of total revenue, respectively.

      Sales to three customers in 2001 accounted for 15%, 11% and 10% of the Company’s total revenue. In 2000, sales to two customers accounted for 12% and 11% of the Company’s total revenue and in 1999, sales to two customers accounted for 11% each of the Company’s total revenue. No other customer accounted for 10% or more of the Company’s total revenue during these periods. The Company’s ten largest customers accounted for 60%, 65% and 61% of the Company’s total revenue in 2001, 2000 and 1999, respectively.

Sales and Marketing

      Due to the highly technical nature of its products, the Company markets and sells its products worldwide directly to all the industries it serves. In addition, the Company uses one distributor in Europe for its CMP product lines and a network of regional distributors for its general industrial product lines.

      The Company’s sales strategy emphasizes direct interaction with customers focused on building long-term relationships, particularly in the semiconductor device, silicon wafer and memory disk industries, where ongoing customer support and service are critical. The Company’s direct sales force is divided into focused units for each of the industries it serves.

      The Company’s business is not seasonal but is cyclical in nature because it is based on the capital equipment investment patterns of major semiconductor manufacturers. These expenditure patterns are based on many factors including anticipated market demand for integrated circuits, the development of new technologies and global economic conditions.

      The Company’s sales offices are in Chandler, Arizona; Austin, Texas; Portland, Oregon; Des Plaines, Illinois; the United Kingdom; Germany; Taiwan; Korea; Singapore; Malaysia and Japan.

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

Service and Support

      The Company believes that providing highly responsive support infrastructure with standard and customized support programs is an essential factor in providing customers a competitive operational advantage in the marketplace. In order to provide customers with experienced service and support personnel, the Company has structured its service operations into distinct service units responsible for each of the semiconductor device, thin film memory disk media, semiconductor wafer and general industrial products industries. Elements of the Company’s service and support program include system installation and process certification, process support, machine repair, maintaining spare parts inventories, internal training programs, external customer training, documentation and formation of customer user groups

      The Company generally provides a one-year warranty on all equipment it sells and in certain instances provides a warranty period in excess of one year. An extensive network of field and technical service personnel in place throughout the United States, Europe, and Asia provide warranty service, post-warranty service, and equipment installations. In addition, dedicated site-specific engineers are in place at certain customer locations pursuant to contractual arrangements. The Company also utilizes a distributor in Europe for CMP field and technical services and a distributor in Israel for service support. The Company also provides service and maintenance training as well as process application training for its customers’ personnel. The Company maintains an inventory of spare parts at its primary locations and at its satellite service sites. This provides the Company the ability to provide same day or overnight delivery for many parts.

Backlog

      Backlog of orders for capital equipment, parts and consumables was approximately $40.0 million on July 31, 2001, compared to $93.1 million on July 31, 2000. The time between the placing of orders and shipment of parts, consumables and slurries is significantly less than for capital equipment and as a result, the Company’s backlog consists mostly of orders for capital equipment. The Company includes in its backlog only those customer orders for which it has accepted signed purchase orders with assigned delivery dates within 12 months. Orders generally carry a stipulation that customers may incur a penalty in the event of cancellation. However, there can be no assurance that orders will not be canceled by customers or that the Company will obtain a meaningful penalty payment. As a result of systems and equipment ordered and shipped in the same quarter, possible changes in delivery schedules, occasional cancellation of orders and delays in product shipments, the Company’s backlog at any particular date may not be indicative of actual sales for any succeeding period.

Research and Development

      The capital equipment market, and in particular the semiconductor capital equipment market in which the Company competes, is characterized by rapid technological development and product innovation. The Company’s research and development efforts are currently focused on enhanced performance for finer geometries in oxide and tungsten applications while developing new process capabilities for STI, copper, and 300 millimeter applications. The Company’s research and development expenditures during 2001, 2000 and 1999 were approximately $64.0 million, $53.7 million and $61.8 million, respectively.

      Because of the complex and highly specialized design, testing, and manufacturing requirements of the Company, research and development employees must be experienced in a wide range of engineering disciplines. These primary disciplines include process development, system architecture, mechanical engineering, software engineering, electrical engineering, reliability and test engineering. Development programs are organized around cross-functional project teams including leaders for engineering, manufacturing, marketing and customer support. Teams are lead by program managers responsible for concurrent activity across all functional areas. The Company believes that this approach provides flexibility and allows the Company to shorten time to market for new products and processes.

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

      During 2000, the Company developed its advanced CMP system, which combines SpeedFam-IPEC’s industry-proven rotational and orbital technologies. The Momentum™ product was developed to address the industry’s growing need for an advanced level of process capability, continued geometry shrinks to 0.13 micron and below, and CMP challenges for applications such as copper and STI in advanced semiconductor device manufacturing. Momentum™ is a highly flexible system, which can be configured to provide world-class process results for oxide, tungsten, copper and STI. In addition, the Company developed the Auriga Vision™ which extends the capabilities of the Auriga™ system down to 0.13 micron, with a new carrier, end-point detection, enhanced cleaner and computer-integrated manufacturing automation. These systems were both introduced in July 2000.

      During 2001, the Company developed Momentum300™, a 300 millimeter tool which delivers 0.13 micron and below process metrics for copper, low k, direct STI, tungsten and oxide. Its pressure-controlled Hexazone™ multi-channel carrier is the industry’s only adaptive polish carrier for optimized removal rate and total wafer metrics control. The system provides direct transfer of process from 200 millimeter to 300 millimeter and was introduced in July 2001.

Manufacturing

      The Company generally assembles its equipment and systems from components and fabricated parts manufactured and supplied by third parties, including stainless steel plates, gears, frames and weldments, power supplies, process controllers, robots and polishing heads. Certain of the items manufactured by others are made to the Company’s specifications. All final assembly and system tests are performed within the Company’s manufacturing/assembly facilities. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. Substantially all of the Company’s products sold to manufacturers of general industrial components are manufactured in its Illinois facility. Substantially all of the Company’s products sold to the thin film memory disk media and silicon wafer markets are manufactured by Obara. The Company’s CMP system development and manufacturing operations are located at the Company’s headquarters in Chandler, Arizona and in June 2000, the Company completed the expansion of this CMP manufacturing facility, which nearly doubled the overall manufacturing space.

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

      The Company faces substantial competition from both established competitors and from potential new entrants, some of which have substantially greater financial, engineering, manufacturing and marketing resources than the Company. The Company expects its competitors to improve the design and performance of their products. There can be no assurance that the Company’s competitors will not develop enhancements or acquire new technologies through business acquisitions that will offer price or performance features superior to those offered by the Company. In the semiconductor device equipment market, the Company faces significant competition from current competitors including Applied Materials, Inc. and Ebara Corporation, and any others that may enter this market in the future. In addition, certain of the Company’s competitors have longer-standing relationships than the Company with particular customers, including device manufacturers. These longer-standing relationships may make it more difficult for the Company to sell its CMP systems to such semiconductor device manufacturers. Consolidation among CMP equipment suppliers or the acquisition of CMP equipment suppliers by large, established suppliers of non-CMP capital equipment to semiconductor device manufacturers or others could materially adversely affect the Company’s ability to compete and would have a material adverse effect on the Company’s financial position and results of operations.

      Competition in the general industrial products market is fragmented with no one competitor currently holding a dominant position. The Company faces significant competitive pressure in the sale of slurries, particularly with regards to pricing, which has resulted in decreased margins for certain products of the Company in recent periods. In the thin film memory disk slurry market, the Company competes primarily with Praxair, a large chemical company that manufactures and sells its own products.

Employees

      As of July 31, 2001, the Company had approximately 880 full time employees located in the U.S., Europe and Asia. From time to time, the Company uses temporary employees to respond more rapidly to fluctuations in assembly and product demand and to better control the labor component of its manufacturing costs. None of the Company’s employees is represented by a labor union and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

Intellectual Property

      The Company currently holds 156 United States patents and 154 foreign patents in Asian and European countries. As of July 31, 2001, the Company has 150 United States patent applications pending and 281 foreign patent applications pending. In addition, the Company believes that such factors as continued innovation, technical expertise and know-how of its personnel and other factors are also important. The Company also owns 10 U.S. trademark registrations and numerous foreign trademarks.

      The Company licenses the right to manufacture CMP machines employing the orbital motion used in its 676, 776, Momentum™ and Momentum300™ products from a semiconductor manufacturer.

      There can be no assurance that the Company’s pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. There can be no assurance that any of these rights held by the Company will not be challenged, invalidated or circumvented, or that such rights will provide competitive advantages to the Company.

      There are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any unresolved claims made by third parties that the Company is infringing intellectual property rights of such third parties. There can be no assurance that infringement claims will not be asserted by third parties in the future. There also can be no assurance in the event of such claims of infringement that the Company will be able to obtain licenses on reasonable terms, if at all. The Company’s involvement in any patent dispute or other intellectual property dispute or action could have a material adverse effect on the Company’s business. Adverse determinations in any litigation relating to intellectual property could possibly subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and prevent the Company from manufacturing and selling one or more of its products. Any of these events could have a material adverse effect on the Company.

Executive Officers of the Company

		Held Present	Other Positions Held
Name and Position	Age	Office Since	During Past Five Years

Richard J. Faubert	53	1999	Vice President of the T.V. and
President and Chief Executive Officer			Telecommunications Test Business Unit of Tektronix, Inc.

J. Michael Dodson	40	1999	Vice President, Corporate
Chief Financial Officer and Secretary			Controller and Chief Accounting Officer of Novellus Systems, Inc.

Giovanni N. Nocerino	49	2000	Executive Vice President of
Executive Vice President of Sales, Marketing and Service			CVC, Inc. (now Veeco Instruments); Vice President and General Manager at Varian; Executive Vice President and member of the Board at Sony Materials Research Company

Saket Chadda	35	2000	Senior Section Manager at
Vice President and Chief Technical Officer			Atmel Corporation; Project Manager at OnTrak Systems, Inc; Senior Development Engineer Specialist at Philips Semiconductors

Robert R. Smith	57	1974
Managing Director of SpeedFam-IPEC, U.K.

Item 2.  Properties.

      The Company’s operations are conducted primarily in three buildings in Chandler, Arizona and one building in Des Plaines, Illinois. Two of the Chandler buildings are owned by the Company and consist of approximately 250,000 square feet. The other building is leased and is approximately 39,000 square feet. These buildings house the main manufacturing operation, research and development, various administrative and customer support offices, corporate headquarters and a state-of-the-art applications and customer demonstration lab. In June 2000, the Company completed the expansion of its CMP manufacturing facility, which nearly doubled the overall manufacturing space. The Des Plaines, Illinois building, which houses the Industrial Applications Group, is owned by the Company and consists of approximately 40,000 square feet.

      The Company also leases 22,000 square feet in Portland, Oregon, which houses the northwest field service operation. The central region field service operation is housed in a 8,300 square foot leased facility in Austin, Texas.

      SpeedFam-IPEC U.K. is located in Hinckley, England and owns a 9,000 square foot facility used for demonstration, customer service, sales and administration purposes. SpeedFam-IPEC GmbH leases 2,000 square feet of office space in Ingelfingen, Germany.

      The Company also leases various smaller facilities worldwide, which are used as sales and customer service centers, including facilities in Japan, Taiwan, Korea, Singapore and Malaysia.

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

Item 3.  Legal Proceedings.

MEMC Electronics Materials Litigation

      On December 20, 1999, MEMC Electronics Materials, Inc. (MEMC) filed an action against IPEC Precision, Inc., Integrated Process Equipment Corporation, and the Company in the Circuit Court for St. Charles County, State of Missouri. An amended petition was filed on May 3, 2001 alleging causes of action for breach of contract and quantum meruit/unjust enrichment arising out of a joint development agreement between MEMC and IPEC Precision, Inc. The plaintiff alleges that the defendants failed to fulfill their obligations required by the joint development agreement and is seeking damages of approximately $7.4 million plus interest and attorneys’ fees. On July 11, 2001, the court denied defendants’ motions to dismiss the amended petition. A trial is scheduled to begin September 24, 2001. The Company believes it has meritorious defenses to the action and intends to pursue them vigorously.

Raytheon Aircraft Company Litigation

      On October 4, 2000, Raytheon Aircraft Company (Raytheon) filed an action against Integrated Process Equipment Corporation, IPEC Planar, Inc. and SpeedFam-IPEC, Inc. in the United States District Court for the District of Kansas. In the action, Raytheon alleges damages arising from its purchase of a wire cutting system from Gaard Automation Inc., predecessor-in-interest to the Company and is seeking approximately $6.5 million. The Company answered Raytheon’s claims on behalf of all defendants on February 5, 2001 asserting that the wire cutting system performed properly under the terms of the contract. Alternatively, the Company contends that the problems experienced by Raytheon, if any, were caused by failure of a major component of the system not manufactured by the Company. As a result, on June 4, 2001, the Company brought a Third Party Complaint against Spectrum Technologies PLC (Spectrum), the United Kingdom-based manufacturer of this major component. Spectrum’s response to the Complaint was due by July 31, 2001. Discovery has just commenced. The Court issued a Scheduling Order on March 31, 2001, where discovery was to be completed by October 19, 2001 and trial was to take place on or after March 2002. However, with the addition of Spectrum as a party to the lawsuit, these deadlines will most likely be extended. The Company believes it has meritorious defenses to the action and intends to pursue them vigorously.

      The Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Number of
Stockholders of
Record as of
Title of Class	July 31, 2001

Common Stock, no par value	167

      The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “SFAM.” Public trading of the Common Stock commenced on October 10, 1995. Prior to that time, there was no public market for the Company’s Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock as reported by Nasdaq for the periods indicated:

	High	Low

2000

First Quarter	$18 3/8	$8 11/16

Second Quarter	14 3/8	9 9/16

Third Quarter	29 7/8	10

Fourth Quarter	29 1/8	11 1/8
2001

First Quarter	$22 1/4	$13 7/8

Second Quarter	18 13/16	5 3/16

Third Quarter	9 5/8	4 3/16

Fourth Quarter	8 1/8	4 1/2
2002

First Quarter through July 31, 2001	$4 7/8	$2 15/16

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

Item 6.  Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s consolidated financial statements, appearing elsewhere in this report.

	Fiscal Year Ended
	?

	2001	2000	1999	1998	1997

	(in thousands, except per share data)

Consolidated Statements of Operations Data:

Net sales	$267,080	$274,048	$216,425	$374,268	$318,112

Net income (loss) from continuing operations	(97,946)	(14,178)	(139,775)	(18,818)	15,037

Loss from discontinued operations	—	—	—	(10,578)	(28,564)

Cumulative effect of accounting change(1)	(36,542)	—	—	—	—

Net loss(2)	(134,488)	(14,178)	(139,775)	(29,396)	(13,527)

Cumulative dividend on preferred stock	—	—	(174)	(244)	(284)

Net loss attributable to common stockholders	$(134,488)	$(14,178)	$(139,949)	$(29,640)	$(13,811)

Net income (loss) per common share:

Basic:

From continuing operations	$(3.27)	$(0.48)	$(4.84)	$(0.69)	$0.67

From discontinued operations	$(1.22)	$—	$—	$(0.39)	$(1.27)

Net income (loss) attributable to common stockholders	$(4.49)	$(0.48)	$(4.84)	$(1.08)	$(0.62)

Diluted:

From continuing operations	$(3.27)	$(0.48)	$(4.84)	$(0.69)	$0.62

From discontinued operations	$—	$—	$—	$(0.39)	$(1.19)

From cumulative effect of accounting change	$(1.22)	$—	$—	$—	$—

Net income (loss) attributable to common stockholders	$(4.49)	$(0.48)	$(4.84)	$(1.08)	$(0.57)

Weighted average shares used in per share calculations:

Basic	29,961	29,503	28,890	27,469	22,441

Diluted	29,961	29,503	28,890	27,469	24,088

Consolidated Balance Sheet Data:

Working capital	$140,110	$238,196	$243,735	$374,426	$205,918

Total assets	314,885	435,080	443,778	575,653	404,565

Long-term debt, less current maturities	115,124	115,162	116,129	117,078	19,818

Amounts as if the accounting change related to revenue was applied retroactively(3):

Net loss	$(97,946)	$(36,183)

Net loss per share:

Basic and diluted	$(3.27)	$1.22)

(1)	Fiscal year 2001 reflects the adoption of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, which resulted in a non-

cash charge of $36.5 million related to the cumulative effect of the accounting change as of June 4, 2000. Refer to Note 5 of the Consolidated Financial Statements.

(2)	Includes $0.1 million, $(3.8) million, $0.1 million, $2.8 million and $5.5 million for the 2001 through 1997 years, respectively, attributable to the Company’s share of net earnings (loss) from the Far East Joint Venture, accounted for on the equity method. The remainder represents the Company’s share of net earnings from the Fujimi Joint Venture.

(3)	Data is not available in sufficient detail to show pro forma information for 1999, 1998 and 1997 for the impact of SAB 101.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      SpeedFam-IPEC, Inc. (the Company) is a leading global supplier of chemical mechanical planarization (CMP) systems featuring the world’s largest installed base. The Company designs, develops, manufactures, markets and supports CMP systems which are used in the fabrication of semiconductor devices. In addition to CMP systems, the Company markets high-throughput precision surface processing equipment, manufactures and markets systems for the general industrial applications markets, and markets and distributes parts and consumables used in surface processing. The Company’s total revenue consists of net sales of the products described above and service revenues, as well as revenue derived from the distribution by the Company in the U.S. and Europe of products manufactured by the former SpeedFam-IPEC, Co., Ltd. (the Far East Joint Venture). The Company distributes such products throughout the U.S. and Europe acting as sales agent, and related costs to import this equipment are recorded as cost of goods sold to the Company.

      The Company sells its products and services to three market segments: (1) semiconductor device manufacturers (CMP Group), (2) thin film memory disk media and silicon wafer manufacturers (Surface Technology Group or STG Group), and (3) manufacturers of general industrial components (Industrial Applications Group or IAG Group). Over the last three years, the majority of the Company’s total revenue has been derived from the sales of products and services by the CMP Group. In 2001, 2000 and 1999, sales to semiconductor device manufacturers were 81.4%, 84.0% and 74.2% of total revenue, respectively.

      In 2001, 2000 and 1999, 60.9%, 69.6% and 37.4%, respectively, of the Company’s total revenue was attributable to sales outside of the United States. In 2001, 23.2% of the Company’s total revenue was attributable to sales in Europe and 37.7% was attributable to sales in the Far East. In 2000, 26.6% of the Company’s total revenue was attributable to sales in Europe and 42.1% was attributable to sales in the Far East. In 1999, 12.4% of the Company’s total revenue was attributable to sales in Europe and 22.9% was attributable to sales in the Far East.

      During 2001, there was a significant decrease in the worldwide demand for semiconductor capital equipment. As a result of a rapid decline in the demand for semiconductor devices, inventory buildups in telecommunications products, slower than expected personal computer sales and overall slower global economic growth, many semiconductor manufacturers reevaluated their capital spending plans. Accordingly, several of the Company’s customers rescheduled delivery or canceled existing orders. Furthermore, the Company experienced a substantial decline in new orders. In response to industry conditions, the Company recorded significant inventory write-downs, charges related to asset impairments and severance costs in connection with across-the-board headcount reductions. Furthermore, the Company implemented measures to reduce discretionary spending. Due to the continuation and severity of the industry-wide downturn, the Company has implemented additional cost-cutting measures during the first quarter of 2002 which includes further decreases in discretionary spending and reductions in worldwide headcount.

      The Company generates revenue from the sale of systems, spare parts and service contracts. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” addressing the timing of revenue recognition for sales of products that involve contractual customer acceptance provisions and installation if these events occur following shipment of the product and transfer of title. The Company elected early adoption of SAB 101 in the third quarter ended March 3, 2001, retroactive to June 4, 2000. Changes in the Company’s revenue recognition policy resulting from the implementation of SAB 101 (discussed below) did not involve the restatement of prior financial statements. However, in accordance with Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements,” the Company recorded the cumulative effect of the change in accounting principle of ($36.5) million, or ($1.22) per share, as of the beginning of the year (June 4, 2000) as a charge in the first quarter ended September 2, 2000. The financial information for interim periods reported prior to the change, in this case the first two quarters of 2001, have been adjusted to reflect the provisions of SAB 101.

      Prior to the implementation of SAB 101, the Company recognized revenue from the sales of its products generally upon shipment. Effective June 4, 2000, the Company changed its method of recognizing revenue for sales of CMP systems to reflect the following approach; 1) for CMP system sales to a new customer, or CMP system sales of existing products with new specifications or acceptance criteria, and for all new CMP products, revenue is deferred until customer acceptance, at which time the revenue is recognized. The related costs for systems for which this approach is used are recorded as shipped systems pending acceptance until customer acceptance, at which time cost of goods sold is recorded; 2) for CMP system sales to existing customers who have previously purchased the same system with the same customer-specified acceptance provisions, revenue is recognized under a multiple-element arrangement. Accordingly, upon shipment, the contractual amount billable is recorded as revenue and title is transferred. The remainder is recorded as deferred revenue and recognized as revenue upon customer acceptance. Revenue related to non-CMP systems and spare parts for all segments will continue to be recognized upon transfer of title, which is generally upon shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. The cumulative effect of the change in accounting principal discussed above includes system revenue, cost of sales and certain expenses that will be recognized when the conditions for revenue recognition have been met.

      On August 30, 2000, the Company and Obara Corporation (Obara) restructured SpeedFam-IPEC Co., Ltd. (together with its subsidiaries and joint ventures, the Far East Joint Venture), effectively dissolving their joint venture. Under the terms of the Master Reorganization Agreement with Obara, ownership of the CMP sales and service operations of the Far East Joint Venture was transferred to the Company and specific personnel involved in CMP efforts became employees of the Company. Obara continues the non-CMP activities of the former Far East Joint Venture, which include the manufacturing of silicon wafer and thin film memory disk polishing products. The Company will not compete with the non-CMP business and Obara will not compete with the CMP business for an initial period of five years. The Company has indemnified Obara for any claims relating to the CMP business and Obara has indemnified the Company for any claims relating to the non-CMP business. Under the terms of a distributor agreement signed on August 31, 2000, the Company continues to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara and is prohibited from manufacturing these products.

      The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, the 2001 fiscal year ended on June 2 and contained 52 weeks, the 2000 fiscal year ended on June 3 and contained 53 weeks and the 1999 fiscal year ended on May 31 and contained 52 weeks. All references to years relate to fiscal years unless otherwise noted.

Results of Operations

      The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	2001	2000	1999

Net sales	100.0	100.0	100.0

Cost of sales	85.6	67.3	90.1

Gross margin	14.4	32.7	9.9

Operating expenses:

Research, development and engineering	24.0	19.6	28.6

Selling, general and administrative	19.6	19.1	31.5

Merger, integration and restructuring	3.2	—	18.6

Operating loss	(32.4)	(6.0)	(68.8)

Other income (expense), net	(0.3)	(0.2)	2.0

Gain (loss) on disposal of investment in affiliate	(4.0)	2.2	—

Equity in net earnings (loss) of affiliates	—	(1.2)	0.4

Loss before income taxes	(36.7)	(5.2)	(66.4)

Income tax benefit	—	—	(1.8)

Loss before cumulative effect of accounting change	(36.7)	(5.2)	(64.6)

Cumulative effect of accounting change	(13.7)	—	—

Net loss	(50.4)%	(5.2)%	(64.6)%

  2001 Compared with 2000

      Net Sales. Net sales for 2001 were $267.1 million, down 2.5% from net sales of $274.0 million in 2000. Sales of CMP systems totaled $217.4 million, or 81.4% of net sales, down 5.6% from $230.2 million, or 84.0% of net sales in 2000. Had the Company not changed its revenue recognition policy to conform to the requirements of SAB 101, net sales for 2001 would have been $252.6 million, down 7.8% from net sales of $274.0 million in 2000. Sales of CMP systems decreased in 2001 due to the slowing of worldwide demand for semiconductor manufacturing equipment caused by a rapid decline in demand for semiconductor devices. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth have caused semiconductor companies to reevaluate their capital spending plans. A number of the Company’s customers revised the timing of their capital spending and rescheduled delivery or canceled existing orders, resulting in the postponement of equipment delivery and a decline in new orders and net sales. Net sales for 2001 as stated above reflect the Company’s adoption of SAB 101.

      Sales of thin film memory and silicon wafer products in 2001 remained unchanged at $29.2 million, or 10.9% of net sales, as compared to $29.2 million, or 10.6% of net sales, in 2000. With the dissolution of the Far East Joint Venture, the Company has exited from the manufacturing of silicon wafer and thin film memory disk polishing equipment, as required by the agreement with Obara. However, the Company will continue to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara. During 2001, thin film memory disk manufacturers continued to experience manufacturing over-capacity which in turn reduced capital spending. In addition, this over-capacity situation has created a larger market for used equipment making it even more difficult to sell new equipment. While the Company continues to actively pursue sales of consumable products, the Company does not foresee a return of high volume equipment sales to this market. The silicon wafer market has also experienced continued softness in demand due to ongoing manufacturing over-capacity caused by various factors including available capacity and increased production efficiencies due to the fact that more chips could be produced on a given wafer.

      Sales of products for general industrial applications increased to $20.6 million, or 7.7% of net sales, in 2001 compared with $14.7 million, or 5.4% of net sales in 2000 due to increased shipments in European markets.

      Gross Margin. Excluding special charges of $31.7 million (primarily inventory writedowns) recorded in response to the industry slowdown and $3.4 million related to the exit from the manufacturing of wafer and disk polishing equipment, gross margin for 2001 was $73.6 million, or 27.6% of net sales, compared to $89.5 million, or 32.7% of net sales, for 2000. The decrease in gross margin was primarily due to decreased production volume resulting in lower overhead absorption on a reduced revenue base. During the industry downturn, the Company expects this trend of reduced gross margins to continue. Gross margins for 2001 reflect the Company’s adoption of SAB 101, discussed above. Excluding the effect of SAB 101, gross margin for the year ended June 2, 2001 was 27.0% of net sales.

      The Company’s gross margin has significantly fluctuated in past and will continue to fluctuate based on several factors including the severity and duration of the current industry downturn, revenue recognition under SAB 101, product mix, overhead absorption levels and costs associated with the introduction of new products.

      Research, Development and Engineering. In 2001, research, development and engineering expense increased to $64.0 million, or 24.0% of net sales, compared to $53.7 million, or 19.6% of net sales, in 2000. The increase was primarily due to asset impairment charges during 2001 of approximately $6.0 million related capital equipment that is no longer used in ongoing research and development programs. The asset impairment charges included $2.4 million of equipment that was designed by the Far East Joint Venture. In addition, the Company has incurred incremental hardware, software and process engineering costs related to the design and development of the Momentum300TM system. The Company expects to continue investing substantial resources in research, development and engineering programs.

      Selling, General and Administrative. In 2001, selling, general and administrative expense remained unchanged at $52.4 million, or 19.6% of net sales from $52.4 million, or 19.1% of net sales, in 2000. During 2001, significant marketing and promotional costs were incurred in connection with product launch activities related to the introduction of the Company’s new products, the Momentum™ and the Auriga Vision™. These incremental costs were largely offset by certain cost cutting measures implemented during 2001 in response to the industry downturn.

      Merger, Integration and Restructuring. During the year ended June 2, 2001, the Company recorded restructuring charges of $8.6 million. Approximately $5.1 million related to restructuring associated with the Company’s exit from the manufacturing of silicon wafer and thin film memory disk polishing equipment and $3.5 million of restructuring charges were recorded during the quarter ended March 3, 2001 related to the industry downturn. In regards to the $5.1 million restructuring charges, $2.7 million related to fixed asset impairments, $1.2 million related to severance costs for three employees including a former executive of the Far East Joint Venture; and $1.2 million related to other restructuring charges associated with the Company’s plan to exit the manufacturing of wafer and disk polishing products. During the third quarter ended March 3, 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment. In response, the Company took actions to substantially reduce overall operating expenses. Cost-cutting measures included an 18-percent reduction in workforce, a 10-percent salary cutback for executives, the deferment of management raises until business conditions improve and a decrease in overall discretionary spending. As a result, the Company recorded approximately $3.5 million in restructuring and other special charges related to lease termination costs of $1.7 million; severance costs of $1.0 million for 247 employees, primarily manufacturing technicians, engineers and field service representatives; and $0.8 million of other charges. By the end of 2001, the Company completed the majority of its restructuring activities in accordance with its previously established plans. During 2001 the Company recorded $4.7 million in asset impairment charges and paid out cash related to restructuring activities of $3.4 million. The remaining restructuring accrual is approximately $0.5 million which the Company believes is adequate to cover the remaining cash outlays.

      During 2000, the Company completed the majority of its merger, integration and restructuring activities in accordance with its previous plans established in 1999 at the time of the merger between SpeedFam

International, Inc. and Integrated Process Equipment Corporation (IPEC). Through June 2, 2001, the Company recorded $27.0 million in asset impairment charges and paid and charged to the liability $20.3 million. The remaining restructuring accrual for lease termination expenses associated with the merger was approximately $6.6 million as of June 2, 2001, which the Company believes is adequate to cover the remaining cash outlays. Cash expenditures related to the merger, integration and restructuring charges are expected to be approximately $1.0 million for 2002 and paid from cash generated from operations. During 2001, lease termination payments on certain vacated facilities (which were included in the restructuring charge) primarily related to remaining rent, related utilities and common area maintenance on the closed Phoenix, Arizona manufacturing and administrative facility. The Company had estimated in May 1999, given the then-current real estate market conditions, that it would take approximately 9-12 months to sublease the facility. Sublease activity began in May 2000 (as reflected in the remaining accrual) and is projected to be carried out through the Company’s lease term. The Company’s management has been and is currently in the process of securing additional subleases or other negotiated agreements for the Phoenix, Arizona manufacturing and administrative facility.

      Other Income (Expense). Other income (expense) decreased to ($0.8) million in 2001 from ($0.5) million in 2000. This decrease resulted from lower average balances in cash, cash equivalents and short-term investments as well as a reduction in interest rates that occurred during 2001 yielding lower interest income when compared to 2000, offset by a $1.8 million gain on sale of land.

      Gain (Loss) on Disposal of Investment in Affiliate and Equity in Net Earnings (Loss) of Affiliates. In the first quarter of 2001, the Company recorded a $10.8 million loss on disposal of investment in affiliate in connection with the dissolution of the Far East Joint Venture that occurred on August 30, 2000. During 2000, the Company recorded a $6.1 million gain on the sale of the Company’s 50% interest in its joint venture, Fujimi Corporation.

      Equity in Net Earnings (Loss) of Affiliates. Equity in net earnings (loss) of affiliates was $0.1 million in 2001 compared to equity in net loss of $3.3 million in 2000. During 2001, the Company and Obara restructured the Far East Joint Venture effectively dissolving the joint venture; therefore, equity in earnings of affiliates was only recorded for the first quarter of 2001. Included in equity in net earnings of affiliates for 2000 are charges recorded by the former Far East Joint Venture for certain asset impairments, severance costs and other reorganization costs to account for the slowdown in the thin film memory disk media market and the transition of CMP research and development operations to the Company. The Company’s share of this charge was approximately $2.9 million.

      Provision for Income Taxes. At the end of 2001 and 2000, the Company established a valuation allowance for deferred tax assets generated by its operating losses and is in a net operating loss carryforward position. As a result, the effective tax rate for 2001 and 2000 was zero.

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

      Sales of thin film memory and silicon wafer products in 2000 accounted for $29.2 million, or 10.6% of net sales, as compared to $42.4 million, or 19.6% of net sales in 1999. During 2000, thin film memory disk manufacturers continued to experience manufacturing over-capacity which in turn reduced capital spending. In addition, this over-capacity situation created a larger market for used equipment making it even more difficult to sell new equipment. The silicon wafer market also experienced continued softness in demand due to the ongoing manufacturing over-capacity caused by various factors including available capacity and increased production efficiencies due to the fact that more chips could be produced on a given wafer per machine.

      Sales of products for general industrial applications increased to $14.7 million, or 5.4% of net sales in 2000 compared with $13.3 million, or 6.2% of net sales in 1999, due to increased shipments in European markets.

      Included in net sales are commissions from affiliates which increased to $2.9 million in 2000, compared to $2.2 million in 1999, due to an increase in the Company’s distribution in the U.S. and Europe of products manufactured by the Far East Joint Venture.

      Gross Margin. In 2000, gross margin was $89.5 million, or 32.7% of net sales, compared to $21.4 million, or 9.9% of net sales, in 1999. Gross margin, both in dollars and as a percentage of total revenue, was up year over year primarily due to an increase in total revenue during 2000 compared to the prior year period, as well as increased production efficiencies as a merged Company. In addition, during 1999 the Company wrote down inventory in the amount of $13.6 million in connection with the merged Company’s new strategic plan to discontinue certain product lines and also increased its allowance for excess inventory and obsolescence. In 1999, the Company faced significant competition in the sale of its products from other equipment manufacturers, in addition to increased customer demands to meet changing process requirements and develop new technologies. As these factors grew in significance in 1999, the Company determined that additional excess and obsolescence reserves were necessary considering the weakness in order activity and lower demand for the Company’s products that became apparent in the fourth quarter of 1999.

      Research, Development and Engineering. In 2000, research, development and engineering expense decreased to $53.7 million, or 19.6% of net sales, compared to $61.8 million, or 28.6% of net sales, in 1999. The decrease in research, development and engineering expense was due to management’s efforts to realign the Company’s research and development efforts around critical and key programs while eliminating duplicate projects.

      Selling, General and Administrative. In 2000, selling, general and administrative expense decreased to $52.4 million, or 19.1% of net sales, from $68.2 million, or 31.5% of net sales, in 1999. The decrease in selling, general and administrative expense, both in dollars and as a percentage of total revenue, resulted primarily from management’s efforts to control expenses which included eliminating functional duplications throughout the merged Company.

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

      During 2000, the Company completed the majority of its restructuring activities in accordance with its previously established and announced plans. Through June 3, 2000, the Company incurred $27.0 million in asset write-downs and paid and charged to the liability $17.7 million. The remaining restructuring accrual for lease termination, severance and other expenses associated with the merger was approximately $9.2 million as of June 3, 2000. During 2000, lease terminations payments on certain vacated facilities (which were included in the restructuring charge) primarily related to remaining rent, related utilities and common area maintenance on the closed Phoenix, Arizona manufacturing and administrative facility. The Company also estimated in May 1999, given the then-current real estate market conditions, that it would take approximately 9-12 months to sublease the facility. Sublease activity began in May 2000 (as reflected in the remaining accrual).

      Other Income (Expense). Other income (expense) increased to $0.5 million in 2000 from $4.3 million in 1999. In the first quarter of 1999, the Company recorded a gain arising from the collection of insurance proceeds for a CMP tool, which was destroyed in transit. Other income in 1999 also included an increase in interest income due to the Company’s decision in the first quarter of 1999 to transfer a significant portion of the Company’s short-term investments to higher yielding taxable securities.

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

Liquidity and Capital Resources

      As of June 2, 2001, the Company had $60.8 million in cash, cash equivalents and short-term investments compared to $100.3 million at June 3, 2000. The Company used $30.0 million of cash in operating activities during 2001 compared to $45.2 million in 2000. During 2001, $3.5 million in cash was used for working capital requirements. The net loss of $134.5 million included non-cash items totaling $107.8 million: fixed asset impairments and the non-cash portion of restructuring charges of $56.4 million; cumulative effect of change in accounting principle of $36.5 million; depreciation and amortization expense of $17.0 million, offset by gain on sale of assets of $2.0 million and equity in net earnings of affiliates of $0.1 million.

      Net cash provided by investing activities totaled $4.3 million in 2001 compared with $18.4 million in 2000. The Company incurred capital expenditures of $15.3 million and $15.1 million in 2001 and 2000, respectively. The majority of the cash was used to fund building improvements, software and equipment purchases in 2001. During 2001, cash was also used to purchase short-term investments of $24.7 million offset by proceeds of maturing investments totaling $39.9 million. In addition, the Company received proceeds of $8.1 million primarily related to the sale of approximately 30 acres of land in Chandler, Arizona.

      Financing activities provided $1.7 million and $2.3 million during 2001 and 2000, respectively. The sale of stock to employees and the exercise of stock options generated proceeds of $3.4 million during each year. Principal payments on capital lease obligations amounted to $1.7 million in 2001 compared to $1.2 million in 2000. Total long-term debt was $115.1 million at June 2, 2001 compared to $115.2 million in the prior year.

      The Company has incurred operating losses of $86.5 million, $16.5 million, and $148.9 million in 2001, 2000 and 1999, respectively. Coinciding with these operating losses, the Company has incurred a decrease in its cash and investment balances of $39.4 million, $46.7 million, and $78.3 million in 2001, 2000 and 1999, respectively.

      During 2001, there was a significant decrease in the worldwide demand for semiconductor capital equipment. As a result of a rapid decline in the demand for semiconductor devices, inventory buildups in telecommunications products, slower than expected personal computer sales and overall slower global economic growth, many semiconductor manufacturers reevaluated their capital spending plans. Accordingly, several of the Company’s customers rescheduled delivery or canceled existing orders. Furthermore, the Company experienced a substantial decline in new orders. In response to industry conditions and the introduction of new products that are technologically advanced, the Company recorded significant inventory write-downs, charges related to asset impairments and severance costs related to across-the-board headcount reductions. In addition, the Company implemented measures to reduce discretionary spending.

      Due to the continuation and severity of the industry-wide downturn, the Company has implemented additional cost-cutting measures during the first quarter of 2002 which include further decreases in discretionary spending and reductions in worldwide headcount. Despite the expected continuation of the industry-wide downturn and uncertainty associated with the introduction of new products, and taking into account the Company’s actions to restructure and downsize the Company, management believes that the Company’s current cash and investment balances along with net cash generated through operations will be sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures at least through the year ended June 1, 2002. However, due to significant uncertainties related to the duration and severity of the semiconductor industry downturn, overall economic conditions and potential litigation costs, the Company is currently evaluating additional sources of funds in order to strengthen its working capital position. Based on discussions with various lenders, the Company believes that the sources of funds available include, but are not limited to, mortgage loan financing, a line of credit facility and term debt. If the Company were to raise additional funds through the issuance of equity securities, the percentage ownership of the Company’s stockholders would be reduced. In addition, these equity securities may have rights, preferences or privileges senior to the Company’s common stock. Furthermore, the Company may need to raise additional funds in future periods through public or private financing, or other sources, to fund working capital requirements driven by the expansion of the business during the industry’s upturn.

Impact of Recently Issued Accounting Standards

      Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, established accounting and reporting standards related to derivative financial instruments and hedging activities. These statements require that the Company recognize all derivatives, including foreign currency exchange contracts, as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. The Company adopted SFAS 133 and SFAS 138 as of June 3, 2001 and the transition adjustment was not material. Subsequent to fiscal year end 2001, all of the Company’s derivative financial instruments are recorded at their fair value on the consolidated balance sheet.

      The Company conducts business in a number of foreign countries, with certain transactions denominated in local currencies, primarily Japanese yen. The purpose of the Company’s foreign currency management is to minimize the effect of exchange rate fluctuations on certain foreign denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. The Company does not use derivative financial instruments for trading or speculative purposes. The local currency is the functional currency for all foreign operations. Accordingly, translation gains or losses related to the foreign subsidiaries are included as a component of accumulated other comprehensive income and are not hedged.

      The Company uses derivative financial instruments such as forward exchange contracts and currency option contracts to hedge certain forecasted foreign currency denominated transactions expected to occur within the next 12 months. In accordance with SFAS 133 and 138, these hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges, and will be evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges will be reported as a component of other comprehensive income in stockholders’ equity, and reclassified into earnings when the hedged transaction affects earnings. All amounts included in other comprehensive income will be subsequently reclassified to earnings within 12 months. Changes in the fair value of currency option contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized as interest expense. To date, premiums paid for currency option contracts have not been material. If the underlying transaction being hedged fails to occur, or occurs prior to the maturity of the financial statement, or if a portion of any derivative is ineffective, the Company immediately recognizes the gain or loss on the associated financial instrument in other income (expense), net.

      Forward exchange contracts are used to hedge certain foreign currency denominated liabilities. These derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in the fair value of the liabilities being hedged.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”. SFAS No. 141 supersedes prior guidance and requires that all business combinations in the scope of this statement be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted this statement as required on July 1, 2001.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 supersedes prior guidance and requires that goodwill no longer be amortized to earnings, but instead be annually reviewed for impairment. In addition, goodwill should be tested for impairment upon adoption. The Company is required to adopt SFAS No. 142 in 2002 and is in the process of determining the impact of this adoption. There can be no assurance that the adoption of SFAS No. 142 will not have a material impact on the Company’s financial position and results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements because of a number of factors, risks and uncertainties, including the risk factors described in this discussion and elsewhere in this report. Such forward-looking statements include, but are not limited to, statements that relate to the Company’s future revenue, product development, product backlog, customers, demand, acceptance, market share, competitiveness, gross margins, levels of research and development and operating expenses, intellectual property, management’s plans and objectives for current and future operations of the Company, the effects of the Company’s reorganization of the Far East Joint Venture, and the markets in which the Company does business. In addition, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions generally identify forward-looking statements. The information included in this report is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein.

CERTAIN FACTORS AFFECTING THE COMPANY’S BUSINESS

      The Company’s business is subject to numerous risks, including those discussed below. If any of the events described in these risks occurs, the Company’s business, financial condition and results of operations could be seriously harmed.

      The Company depends on selling a small number of high-priced machines. The Company derives a significant portion of its revenue from the sale of a relatively small number of CMP systems. Thus, order, delivery, and customer acceptance delays and cancellations, even of one or two systems, have caused and may continue to cause the Company to miss quarterly revenue and profit expectations.

      Downturn in the semiconductor industry has led and may continue to lead to decreased revenue for the Company. During 2001, slowing worldwide demand for semiconductors resulted in significant inventory buildups for semiconductor companies and a rapid decline in demand for semiconductor manufacturing equipment. Presently, the Company has little visibility regarding how long the semiconductor industry downturn will last or how severe the downturn will be. During 2001, the Company experienced certain cancellations and pushouts of orders for its products. If the downturn continues or worsens, the Company may experience greater levels of cancellations and/or pushouts of orders for its products in the future.

      The Company’s current business model is predicated on closing and fulfilling expected orders for its Momentum™ and Momentum300™ products. A significant portion of the Company’s projected revenue depends on sales of its Momentum™ product. Although initial customer reaction to Momentum™ has been positive, this response may not translate into sales of Momentum™ on the scale or on the time frame the Company anticipates. For instance, market conditions in the semiconductor industry have caused and may continue to cause potential purchasers of Momentum™ to delay investment in new equipment, which could reduce demand for Momentum™. If the Company is unable to close anticipated orders or fulfill orders for the Momentum™ product, the Company’s revenue will be adversely affected.

      The Company must succeed in selling CMP equipment for 300 millimeter in order to increase its revenue and maintain market share. Semiconductor manufacturers currently purchase CMP equipment predominantly to manufacture 200 millimeter wafers, using CMP to polish the tungsten and oxide layers of these wafers. Many of those same manufacturers are now beginning to develop the ability to make 300 millimeter wafers and to process copper layers for both 200 millimeter and 300 millimeter wafers. Many of these manufacturers are currently qualifying CMP equipment for 300 millimeter tungsten, 300 millimeter oxide and for copper layers for both the 200 millimeter and 300 millimeter wafers. In the future, it is anticipated that semiconductor manufacturers will purchase CMP equipment for volume production of 300 millimeter and/or copper-based wafers. In addition, rollout of Momentum 300™ may be slowed due to manufacturing problems, unforeseen technical problems with the Momentum 300™ product itself or changes in the CMP marketplace that differ from our expectations. If the Company does not win qualification contests for 300 millimeter and/or copper-based wafers, it may experience difficulty achieving volume sales of this next-generation equipment to semiconductor manufacturers, which could result in declining revenues.

      The Company’s quarterly operating results may fluctuate for reasons not within its control, which may affect the Company’s stock price. The Company’s quarterly operating results may fluctuate due to a variety of factors, including:

•	industry demand for capital equipment, which depends on economic conditions in the semiconductor, memory disk and silicon wafer markets

•	timing of new product introductions

•	ability to develop and implement new technologies

•	timing, cancellation or delay of customer orders, shipments and acceptance

•	unexpected costs associated with sales and service of the CMP tools and processes

•	foreign currency exchange rates

•	announcements regarding restructuring, technological innovations, departures of key officers or employees, or the introduction of new products

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

      If the market price of the Company’s stock is adversely affected, the Company may experience difficulty in raising capital or making acquisitions. In addition, the Company may become the object of securities class action litigation. If the Company is sued in a securities class action, the Company may incur substantial costs and management’s attention and resources may be diverted.

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

      Increased competitive pressure could lead to lost revenue from sales for the Company’s products, thereby damaging the Company’s business. There can be no assurance that the Company will be able to compete successfully in the future.

      Lost revenue from semiconductor industry downturn, general economic slowdown and/or increased competition could continue to lead to operating losses. If the Company experiences continued reductions in revenue from lost sales or price reductions for its products for any reason, including a continued downturn in the semiconductor industry, a general economic slowdown in the United States or increased competition, the Company’s gross margins will continue to be reduced and could lead to further operating losses.

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

      The Company’s business is highly cyclical. The Company’s business depends substantially on the capital expenditures of semiconductor manufacturers and, to a lesser extent, thin film memory disk and silicon wafer manufacturers. These industries are highly cyclical and semiconductor manufacturers are currently experiencing periodic downturns, which have had a material adverse effect on the acquisition of capital equipment and other products used in the manufacturing process, including products offered by the Company. These downturns have in the past and are expected in the future to damage the business and operating results of the Company.

      The Company depends on a small number of major customers. Currently, and for the foreseeable future, the Company expects that it will sell machines to a limited number of major customers. To date, the CMP process has been used primarily to fabricate advanced semiconductors, which accounts for only a portion of the overall semiconductor market. The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry, could damage the Company’s business.

      Orders in backlog may not result in future revenue if customers cancel or reschedule orders. The Company includes in backlog only those customer orders for which it has accepted purchase orders. Expected revenue may be lower if customers cancel or reschedule orders, which they can generally do without penalty.

      The Company’s success depends on international sales, particularly in Asia and Europe. International sales accounted for 61% of the Company’s total revenue for 2001, 70% for 2000 and 37% for 1999. The Company expects that international sales will continue to account for a significant portion of total revenue in future periods.

      International sales are subject to risks, including:

•	foreign exchange issues

•	political, economic and regulatory environment of the countries where customers are located

•	collection of accounts receivable

•	inadequate intellectual property protection

•	intense price competition

      The Company derives a substantial portion of its revenues from customers in Asian countries, particularly Taiwan and Korea. Economic developments in late 1997 and early 1998 resulted in decreased capital investments by Asian customers. Recent economic developments indicate that the economies of Taiwan, Korea and other Asian countries have recovered somewhat from 1997 and 1998 levels. Any negative economic developments or delays in the economic recovery of Asian countries could result in the cancellation or delay of orders for the Company’s products from Asian customers, thus damaging the Company’s business.

      Product or process development problems could harm the Company’s results of operations. The Company’s products are complex, and from time to time have defects or bugs that are difficult and costly to fix. This can harm results of operations for the Company, in the following ways:

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

      Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner could negatively affect the Company’s business. The Company uses numerous suppliers to supply parts, components and subassemblies for the manufacture and support of its products. In addition, some key parts may be obtained only from a single supplier or a limited group of suppliers. If the Company does not receive a sufficient quantity of parts in a timely and cost-effective manner to meet its production requirements, the results of operations may be damaged.

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

      Third parties hold many patents relating to CMP machines and processes. In the event the Company loses any of its intellectual property rights or otherwise determines that it needs to obtain licenses to third party intellectual property, there is no assurance that the Company will be able to obtain such licenses on reasonable terms, if at all. The Company currently licenses the right to manufacture CMP machines employing an orbital motion in its 676, 776, 876 and Momentum™ and Momentum 300™ from a semiconductor manufacturer.

      The Company may be subject to risks associated with acquisitions and dispositions. The Company continually evaluates strategic acquisitions of other businesses and dispositions of portions of its business that it determines are not complementary to its strategy. If the Company were to consummate an acquisition or disposition, the Company would be subject to a number of risks, including the following:

•	difficulty in assimilating the acquired operations and retaining acquired personnel

•	limits on the Company’s ability to retain acquired distribution channels and customers

•	disruption of the Company’s ongoing business

•	limits on the Company’s ability to successfully incorporate acquired technology and rights into its product and service offerings

•	maintenance of uniform standards, controls, procedures and policies

      The Company is dependent on key management and technical personnel. The Company’s performance and ability to execute is substantially dependent on the performance of the Company’s executive officers and key technical and engineering employees. Losing the services of any of these executive officers or key employees could damage the Company’s business.

      The Company’s future success also depends on its ability to identify, hire, train and retain other highly qualified managerial and technical personnel. Competition for such personnel is intense. If the Company is not successful in identifying, hiring, training and retaining such personnel, it could damage the Company’s business.

      The Company is subject to risks of non-compliance with environmental regulations. The Company is subject to environmental regulations in connection with its business operations, including but not limited to regulations related to the development, manufacturing and use of its products. From time to time, the

Company receives notices alleging violations of these regulations. It is the Company’s policy to respond promptly to these notices and to take necessary corrective action. Failure or inability to comply with existing or future environmental regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacturing or use of certain of its products, each of which could damage the Company’s financial condition and results of operations.

      The Company uses financial instruments that potentially subject it to concentrations of credit risk. The Company enters into foreign exchange contracts to hedge certain firm commitments denominated in foreign currencies, primarily Japanese Yen. The Company also invests its cash in deposits in banks, money market funds, government and corporate debt securities. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and by policy, limits the amount of credit exposure to any one issuer. The Company mitigates default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. To date, the Company has not experienced material losses on these investments. However, there can be no assurance that the Company will not in the future experience losses that could damage the Company’s business.

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

								Fair Value
								June 2,
	2002	2003	2004	2005	2006	Thereafter	Total	2001

Cash equivalents	$47,344	—	—	—	—	—	$47,344	$47,344

Average interest rate	3.96%	—	—	—	—	—	3.96%

Short-term investments	$13,471	—	—	—	—	—	$13,471	$13,495

Average interest rate	5.36%	—	—	—	—	—	5.36%

Total investment securities	$60,815	—	—	—	—	—	$60,815	$60,839

Average interest rate	4.31%	—	—	—	—	—	4.31%

Long term debt	$229	67	115,042	15	—	—	$115,353	$52,900

Average interest rate	7.87%	5.45%	8.79%	4.08%	—	—	6.25%

      Foreign Currency Risk. The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in countries in Asia and Europe. During 2001, 2000 and 1999, the Company utilized financial instruments such as forward exchange contracts to hedge a portion, but not all, of its firm commitments denominated in foreign currencies, and uses currency option contracts to hedge a portion, but not all, of its anticipated and uncommitted transactions expected to be denominated in foreign currencies. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the committed or anticipated transactions being hedged. The purpose of the Company’s foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions. Gains and losses on forward exchange and currency option contracts are deferred and recognized in the Consolidated Statements of Operations when the related transactions being hedged are realized. If the underlying transaction being hedged fails to occur, or occurs prior to the maturity of the financial instrument, the Company immediately recognizes the gain or loss on the associated financial instrument. Those forward exchange contracts that have been marked to market are included in accounts payable and accrued expenses on the Company’s Consolidated Balance Sheet. To date, premiums paid for currency option contracts have not been material. The Company does not use derivative financial instruments for trading or speculative purposes.

      The following table provides information as of June 2, 2001 about the Company’s derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in the Company’s financial statements. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

	Notional	Average	Estimated
June 2, 2001	Amount	Contract Rate	Fair Value

	In thousands, except for average contract rate

Foreign currency forward exchange contracts:

Japanese yen, purchases	$(5,232)	106.64	$(4,722)

Japanese yen, sales	$5,153	107.31	$4,681

Item 8.  Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

  SpeedFam-IPEC, Inc.:

      We have audited the accompanying consolidated balance sheets of SpeedFam-IPEC, Inc. and consolidated subsidiaries as of June 2, 2001 and June 3, 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period from June 1, 1998 through June 2, 2001. These consolidated financial statements are the responsibility of the management of SpeedFam-IPEC, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpeedFam-IPEC, Inc. and consolidated subsidiaries as of June 2, 2001 and June 3, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period from June 1, 1998 through June 2, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Chicago, Illinois

June 22, 2001

SPEEDFAM-IPEC, INC.

CONSOLIDATED BALANCE SHEETS

June 2, 2001 and June 3, 2000

	2001	2000

	(in thousands)

ASSETS

Current assets:

Cash and cash equivalents	$47,344	$72,060

Short-term investments	13,495	28,236

Trade accounts receivable, less allowance for doubtful accounts of $2,907 in 2001 and $2,549 in 2000.	60,619	129,102

Inventories	88,059	81,192

Shipped systems pending acceptance	13,953	—

Prepaid expenses and other current assets	4,549	3,301

Total current assets	228,019	313,891

Investments in affiliates	—	19,810

Property, plant, and equipment, net	75,241	87,913

Other assets	11,625	13,466

Total assets	$314,885	$435,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$229	$1,077

Accounts payable	23,314	43,982

Due to affiliates	—	7,372

Deferred systems revenue	46,281	—

Accrued liabilities	18,085	23,264

Total current liabilities	87,909	75,695

Long-term liabilities:

Long-term debt	115,124	115,162

Other liabilities	5,911	7,253

Total long-term liabilities	121,035	122,415

Stockholders’ equity:

Common stock, no par value, 60,000 shares authorized, 30,116 and 29,703 shares issued and outstanding at June 2, 2001 and June 3, 2000, respectively	1	1

Additional paid-in capital	434,090	430,706

Retained earnings (deficit)	(328,977)	(194,489)

Accumulated comprehensive income	827	752

Total stockholders’ equity	105,941	236,970

Total liabilities and stockholders’ equity	$314,885	$435,080

See accompanying notes to consolidated financial statements.

SPEEDFAM-IPEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 2, 2001, June 3, 2000 and May 31, 1999

	2001	2000	1999

	(in thousands, except per share data)

Net sales	$267,080	$274,048	$216,425

Cost of sales	228,545	184,527	194,989

Gross margin	38,535	89,521	21,436

Operating expenses:

Research, development, and engineering	64,026	53,714	61,817

Selling, general, and administrative	52,436	52,356	68,237

Merger, integration, and restructuring	8,583	—	40,300

Total operating expenses	125,045	106,070	170,354

Operating loss	(86,510)	(16,549)	(148,918)

Other income (expense)	(783)	(454)	4,297

Gain (loss) on disposal of investments in affiliates	(10,763)	6,103	—

Equity in net earnings (loss) of affiliates	110	(3,278)	916

Loss before income taxes	(97,946)	(14,178)	(143,705)

Income tax benefit	—	—	(3,930)

Loss before cumulative effect of accounting change	(97,946)	(14,178)	(139,775)

Cumulative effect of accounting change	(36,542)	—	—

Net loss	(134,488)	(14,178)	(139,775)

Cumulative dividend on preferred stock	—	—	(174)

Net loss attributable to common stockholders	$(134,488)	$(14,178)	$(139,949)

Net loss per common share:

Basic and diluted:

Loss before cumulative effect of accounting change	$(3.27)	$(0.48)	$(4.84)

From cumulative effect of accounting change	(1.22)	—	—

Net loss attributable to common stockholders	$(4.49)	$(0.48)	$(4.84)

Weighted average shares used in per share calculation:

Basic and diluted	29,961	29,503	28,890

Amounts as if the accounting change related to revenue recognition was applied retroactively:

Net loss	$(97,946)	$(36,183)	*

Net loss per share:

Basic and diluted	$(3.27)	$(1.22)	*

*	Data is not available in sufficient detail to provide pro forma information for this year.

See accompanying notes to consolidated financial statements.

SPEEDFAM-IPEC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME
Years ended June 2, 2001, June 3, 2000 and May 31, 1999

				Accumulated
				Other
		Additional	Retained	Comprehensive
	Common	Paid-in	Earnings	Income
	Stock	Capital	(Deficit)	(Loss)	Total

	(in thousands)

Balance at May 31, 1998	$3	$423,146	$(38,026)	$(987)	$384,136

Comprehensive income (loss):

Net earnings (loss)	—	—	(139,775)	—	(139,775)

Foreign currency translation adjustments	—	—	—	927	927

Net unrealized change in investment securities	—	—	—	(170)	(170)

Total comprehensive income (loss)					(139,018)

Conversion of Class A common stock to common stock	(2)	2	—	—	—

June 1999 IPEC net income	—	—	(2,232)	—	(2,232)

Preferred stock dividends paid	—	—	(278)	—	(278)

Unearned compensation, net	—	742	—	—	742

Exercise of stock options and employee stock plan purchases	—	3,400	—	—	3,400

Balance at May 31, 1999	1	427,290	(180,311)	(230)	246,750

Comprehensive income (loss):

Net earnings (loss)	—	—	(14,178)	—	(14,178)

Foreign currency translation adjustments	—	—	—	1,299	1,299

Net unrealized change in investment securities	—	—	—	(317)	(317)

Total comprehensive income (loss)					(13,196)

Exercise of stock options and employee stock plan purchases	—	3,416	—	—	3,416

Balance at June 3, 2000	1	430,706	(194,489)	752	236,970

Comprehensive income (loss):

Net earnings (loss)	—	—	(134,488)	—	(134,488)

Foreign currency translation adjustments	—	—	—	(436)	(436)

Net unrealized change in investment securities	—	—	—	511	511

Total comprehensive income (loss)					(134,413)

Exercise of stock options and employee stock plan purchases	—	3,384	—	—	3,384

Balance at June 2, 2001	$1	$434,090	$(328,977)	$827	$105,941

See accompanying notes to consolidated financial statements.

SPEEDFAM-IPEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 2, 2001, June 3, 2000 and May 31, 1999

	2001	2000	1999

	(in thousands)

Cash flows from operating activities:

Net loss	$(134,488)	$(14,178)	$(139,775)

Adjustments to reconcile net loss to net cash used in operating activities:

June 1999 IPEC net income	—	—	(2,232)

Equity in net (earnings) loss of affiliates	(110)	3,278	(916)

Depreciation and amortization	17,024	17,446	20,421

(Gain) loss on disposal of investments in affiliates	10,763	(6,103)	—

Non-cash portion of merger, integration, restructuring and other charges	45,624	—	49,800

Cumulative effect of change in accounting principle	36,542	—	—

Deferred income tax benefit	—	—	(4,662)

(Gain) loss on sales of assets	(1,966)	54	5,268

(Increase) decrease in assets:

Trade accounts receivable	69,524	(52,703)	12,226

Inventories	(40,442)	(1,271)	20,459

Shipped systems pending acceptance	7,357	—	—

Prepaid expenses and other current assets	(1,200)	6,526	4,495

Increase (decrease) in liabilities:

Accounts payable and due to affiliates	(20,468)	26,853	(14,554)

Accrued liabilities	(3,665)	(25,131)	(2,137)

Deferred systems revenue	(14,475)	—	—

Net cash used in operating activities	(29,980)	(45,229)	(51,607)

Cash flows from investing activities:

Net proceeds from disposal of investment in affiliate	661	—	—

Purchases of short-term investments	(24,674)	(64,340)	(55,616)

Maturities of short-term investments	39,924	85,808	90,369

Sales of short-term investments	—	—	35,871

Capital expenditures	(15,282)	(15,060)	(31,361)

Proceeds from sale of assets	8,125	—	—

Proceeds from the sale of Fujimi Corporation	—	10,000	—

Proceeds from licensing technology and transfer of associated assets	—	2,335	—

Dividends from affiliates	—	—	1,521

Other investing activities	(4,430)	(371)	719

Net cash provided by investing activities	4,324	18,372	41,503

Cash flows from financing activities:

Repayment of notes payable	—	—	(395)

Proceeds from exercise of stock options and employee stock purchases	3,384	3,416	3,400

Payment of preferred stock dividends	—	—	(278)

Principal payments on long-term debt	(1,641)	(1,165)	(1,082)

Net cash provided by financing activities	1,743	2,251	1,645

Effect of foreign currency rate changes on cash	(803)	(337)	980

Net decrease in cash and cash equivalents	(24,716)	(24,943)	(7,479)

Cash and cash equivalents at beginning of year	72,060	97,003	104,482

Cash and cash equivalents at end of year	$47,344	$72,060	$97,003

Supplemental cash flow information

Cash paid during the year for:

Interest	$7,245	$7,379	$7,463

Income taxes	$902	$435	$845

Non-cash financing activities — book value of common stock issued in a pooling of interests	$—	$—	$126,992

See accompanying notes to consolidated financial statements.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

      SpeedFam-IPEC, Inc. (the Company), an Illinois corporation, is a leading global supplier of chemical mechanical planarization (or CMP) systems featuring the world’s largest installed base. The Company designs, develops, manufactures, markets and supports CMP systems which are used in the fabrication of semiconductor devices. In addition to CMP systems, the Company markets high-throughput precision surface processing equipment, manufactures and markets systems for the general industrial applications markets, and markets and distributes parts, consumables and slurries used in surface processing.

  (a)  Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

      The Company’s investment in the common stock of its 50% joint venture, SpeedFam-IPEC Co., Ltd., was accounted for by the equity method prior to the dissolution of the joint venture in the first quarter of 2001. The Company’s investment in the common stock of its 50% joint venture, Fujimi Corporation, was accounted for by the equity method prior to the sale of the Company’s interest in the second quarter of 2000.

  (b)  Fiscal Year

      The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, the 2001 fiscal year ended on June 2 and contained 52 weeks, the 2000 fiscal year ended on June 3 and contained 53 weeks and the 1999 fiscal year ended on May 31 and contained 52 weeks. All references to years relate to fiscal years unless otherwise noted.

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

  (e)  Property, Plant, and Equipment

      Property, plant, and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows: building and improvements, 7 to 40 years; machinery and equipment, 5 to 7 years; furniture and fixtures, 3 to 5 years; and leasehold improvements, the shorter of 7 years or the lease term.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

  (g)  Revenue Recognition

      The Company generates revenue from the sale of systems, spare parts and service contracts. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” addressing the timing of revenue recognition for sales of products that involve contractual customer acceptance provisions and installation if these events occur following shipment of the product and transfer of title. The Company elected early adoption of SAB 101 in the third quarter ended March 3, 2001, retroactive to June 4, 2000. Changes in the Company’s revenue recognition policy resulting from the implementation of SAB 101 (discussed below) did not involve the restatement of prior financial statements.

      Prior to the implementation of SAB 101, the Company recognized revenue from the sales of its products generally upon shipment. Effective June 4, 2000, the Company changed its method of recognizing revenue for sales of CMP systems to reflect the following approach; 1) for CMP system sales to a new customer, or CMP system sales of existing products with new specifications or acceptance criteria, and for all new CMP products, revenue is deferred until customer acceptance, at which time the revenue is recognized. The related costs for systems for which this approach is used are recorded as shipped systems pending acceptance until customer acceptance, at which time cost of goods sold is recorded; 2) for CMP system sales to existing customers who have previously purchased the same system with the same customer-specified acceptance provisions, revenue is recognized under a multiple-element arrangement. Accordingly, upon shipment, the contractual amount billable is recorded as revenue and title is transferred. The remainder is recorded as deferred revenue and recognized as revenue upon customer acceptance. Revenue related to non-CMP systems and spare parts for all segments will continue to be recognized upon transfer of title, which is generally upon shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

  (h)  Warranty Costs

      The Company generally warrants its systems for a period of up to 12 months from shipment for material and labor to repair and service the system. A provision for the estimated cost of warranty is recorded upon shipment for non-CMP systems and for CMP systems in which revenue is recorded as a multiple-element arrangement. A provision for the estimated costs of warranty is recorded upon acceptance for systems in which revenue is recorded upon acceptance.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (i)  Foreign Currency Translation

      The local currency is the functional currency for all foreign operations. Accordingly, translation gains or losses resulting from the translation of foreign denominated assets and liabilities into U.S. dollars are included as a component of accumulated other comprehensive income.

  (j)  Earnings (Loss) Per Share

      Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assumes the exercise of all options and warrants which are dilutive, whether exerciseable or not.

      In calculating diluted net loss per common share, common stock equivalent shares (determined under the treasury stock method) consisting of stock options, warrants, convertible notes, and convertible preferred stock have been excluded because their inclusion would have been anti-dilutive.

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

  (l)  Patents, Trademarks, and Goodwill

      Patents and trademarks included in other assets, in the net amount of $4.4 million and $7.6 million at the end of 2001 and 2000, respectively, are amortized on a straight-line basis over 5 to 17 years for patents and 5 years for trademarks.

      Goodwill included in other assets, in the net amount of $2.5 million at the end of 2001 and 2000, represents the excess cost over the fair value of tangible and intangible assets acquired and is amortized over 5 to 10 years using the straight-line method.

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

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (p)  Fair Value of Financial Instruments

      The Company’s financial instruments at June 2, 2001 and June 3, 2000 include cash equivalents, short-term investments, trade receivables, trade payables, foreign exchange contracts, and long-term debt. Information about the fair value of short-term investments is presented in Note 5. The carrying value of cash equivalents, trade receivables, and trade payables approximates fair value because of the short maturity of these instruments. Fair values relating to foreign currency contracts (used for hedging purposes) reflect the estimated net amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts and are not material at June 2, 2001 and June 3, 2000. The fair value of the Company’s long-term debt is not materially different from its financial statement carrying value at the end of 2001. The fair value of the Company’s long-term debt is approximately $52.9 million as of the end of 2001. The fair value of the Company’s long-term debt is estimated based on quoted market prices.

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

  (r)  Derivative Financial Instruments

      The Company conducts its business in various foreign currencies. The Company entered into forward foreign exchange contracts to buy and sell foreign currencies as economic hedges of trade receivables and accounts payable denominated in a currency other than the U.S. dollar. In 2001, 2000 and 1999 these hedging contracts were denominated primarily in the Japanese yen. The maturities of all the forward foreign exchange contracts are generally short-term in nature. As the impact of movements in currency exchange rates on forward foreign exchange contracts offset the related impact on the underlying items being hedged, the Company believes these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign transaction currency gains and losses have not been significant.

      Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, established accounting and reporting standards related to derivative financial instruments and hedging activities. These statements require that the Company recognize all derivatives, including foreign currency exchange contracts, as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. The Company adopted SFAS 133 and SFAS 138 as of June 3, 2001 and the transition adjustment was not material.

      The Company conducts business in a number of foreign countries, with certain transactions denominated in local currencies, primarily Japanese yen. The purpose of the Company’s foreign currency management is to minimize the effect of exchange rate fluctuations on certain foreign denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

timing of the transactions being hedged. The Company does not use derivative financial instruments for trading or speculative purposes.

  (s)  Reclassifications

      Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the 2001 presentation.

  (t)  Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Goodwill and Other Intangible Assets”. SFAS No. 141 will supersede prior guidance and requires that goodwill no longer be amortized to earnings, but instead be annually reviewed for impairment. In addition, goodwill should be tested for impairment upon adoption. The Company is required to adopt SFAS No. 141 in 2002 and is in the process of determining the impact of this adoption. There can be no assurance that the adoption of SFAS No. 141 will not have a material impact on the Company’s financial position and results of operations.

(2)  Restructuring and Other Charges Associated with the Industry Downturn

      During 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth caused semiconductor companies to reevaluate their capital spending plans. A number of the Company’s customers revised the timing of their capital spending and rescheduled or canceled existing orders, resulting in the postponement or cancellation of equipment delivery and a decline in new orders. As a result, the Company was forced to record significant inventory write-downs and take swift actions to substantially reduce overall operating expenses. Cost-cutting measures included a 30 percent reduction in workforce, a 15 percent salary cutback for executives, as well as pay reductions for all mid- to upper-level employees and a decrease in overall discretionary spending.

      During the year ended June 2, 2001, the Company recorded approximately $39.1 million in restructuring and other special charges which included inventory write-downs of $31.3 million; asset impairments of $4.4 million; lease termination costs of $1.7 million; severance costs of $1.0 million for 247 employees, primarily manufacturing technicians, engineers and field service representatives; and $0.8 million of other charges.

      During the fourth quarter of 2001, the Company completed the majority of its restructuring activities in accordance with its previously established and announced plans. To date, the Company incurred $37.6 million in asset write-offs and paid and charged to the liability $1.0 million. The remaining liability of $0.4 million relates primarily to lease termination costs, and is expected to be paid out during the first two quarters of 2002. The following table summarizes the components of the restructuring and other charges (in thousands):

		Fourth Quarter Activity		Accrued
	Charges			Liability at
	Recorded in	Cash	Asset	June 2,
	2001	Expenditures	Write-offs	2001

Inventory write-offs	$31,268	—	31,268	$—

Asset impairments	4,358	—	4,358	—

Lease termination costs	1,666	—	1,239	427

Severance costs	1,023	1,023	—	—

Other costs	771	3	750	18

	$39,086	1,026	37,615	$445

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These costs were classified in the statement of operations for the year ended June 2, 2001 in cost of sales and operating expenses. The following table summarizes the classification of the restructuring and other charges (in thousands):

Cost of sales	$31,707

Research and development costs	3,623

Selling, general and administrative costs	296

Restructuring charges	3,460

$39,086

(3)  Restructuring and Other Charges Associated with the Disposal of the Far East Joint Venture

      On August 30, 2000, the Company and Obara Corporation (Obara) dissolved SpeedFam-IPEC Co., Ltd. (together with its subsidiaries and joint ventures, the Far East Joint Venture). Under the terms of the Master Reorganization Agreement with Obara, ownership of the CMP operations of the Far East Joint Venture was transferred to the Company and specific personnel involved in CMP efforts became employees of the Company. Obara continues the non-CMP activities of the joint venture, which include the manufacture of silicon wafer and thin film memory disk polishing products.

      Under the terms of a distributor agreement signed on August 31, 2000, the Company continues to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara and is prohibited from manufacturing these products.

      During the first quarter of 2001, the Company recorded charges totaling $10.8 million related to the loss on disposal of the Company’s 50% investment interest in the Far East Joint Venture and $8.4 million related to the Company’s exit from the manufacturing of wafer and disk polishing products as the Company is prohibited from manufacturing these products. The $8.4 million charge is comprised of inventory write-downs of raw materials and spare parts related to silicon wafer and thin film memory disk polishing products; impairment of fixed assets of the exited operations; severance costs for three employees including a former executive of the Far East Joint Venture and other charges associated with the Company’s exit from the manufacturing of wafer and disk polishing products.

      During 2001, the Company completed all of its restructuring activities in accordance with its previously established and announced plans; therefore, no remaining liability exists as of June 2, 2001. During 2001, the Company incurred $15.8 million in asset write-offs and paid and charged to the liability $3.4 million. The following table summarizes the components of the restructuring and other charges (in thousands):

	Activity During the Year
	Ended June 2, 2001

	Assets	Cash
	Write-offs	Expenditures

Loss on disposal of investment	$9,741	$1,022

Inventory write-downs	3,351	—

Fixed asset impairments	2,700	—

Severance costs	—	1,191

Other costs	—	1,232

	$15,792	$3,445

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These costs were classified in the statement of operations for the year ended June 2, 2001 in cost of sales, loss on disposal of investment in affiliate and operating expenses. The following table summarizes the classification of the restructuring and other charges (in thousands):

Cost of sales	$3,351

Restructuring charges	5,123

Loss on disposal of investment in affiliate	10,763

$19,237

      Also included in 2001 was $2.4 million of asset impairment charges for CMP equipment that was designed by the Far East Joint Venture that is no longer used in ongoing research and development programs. These charges were classified in the statement of operations for the year ended June 2, 2001 as research and development expenses.

(4)  Merger, Integration and Restructuring Costs Associated with the 1999 Merger

      In connection with the merger of SpeedFam International, Inc. and Integrated Process Equipment Corp. in April 1999 (the merger), the Company recorded various merger, integration and restructuring costs. Direct merger costs primarily consisted of professional fees related to investment banking, legal and accounting services incurred through the date of the merger. The Company recorded integration and restructuring costs for lease terminations, the write-off of duplicative equipment previously used for demonstration purposes, the write-down of inventory and equipment related to product lines that are no longer supported, and severance costs resulting from workforce reductions.

      Severance and other related employee costs provided for the reduction of approximately 70 employment positions resulting from facility closures, and the elimination of duplicate positions or positions no longer necessary due to the streamlining of operations.

      Through June 2, 2001, the Company incurred $27.0 million in asset write-downs and paid and charged to the liability $20.3 million. The remaining restructuring accrual for lease terminations associated with the merger is approximately $6.6 million which the Company believes is adequate to cover the remaining costs. Lease termination costs on certain vacated facilities (which were included in the restructuring charge) primarily related to remaining rent, related utilities and common area maintenance on the closed Phoenix, Arizona manufacturing and administrative facility not recoverable through sublease income. Sublease activity began in May 2000 (as reflected in the remaining accrual) and is projected to be carried out through the end of the Company’s lease term. The Company’s management has been and is currently in the process of securing additional subleases or other negotiated agreements for the Phoenix, Arizona manufacturing and administrative facility. The following table summarizes the changes in the accrued liability for merger, integration, and restructuring costs (in thousands):

	Accrued	2001 Activity		Accrued
	Liability at			Liability at
	June 3,	Cash	Asset	June 2,
	2000	Expenditures	Write-downs	2001

Lease termination costs	$8,565	$2,000	—	$6,565

Severance costs	372	372	—	—

Other costs	264	264	—	—

	$9,201	$2,636	—	$6,565

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrued	2000 Activity		Accrued
	Liability at			Liability at
	May 31,	Cash	Asset	June 3,
	1999	Expenditures	Write-downs	2000

Direct merger costs	$3,600	$3,600	$—	$—

Lease termination costs	14,600	6,035	—	8,565

Discontinued product lines	100	100	—	—

Severance costs	4,200	3,828	—	372

Other costs	500	—	236	264

	$23,000	$13,563	$236	$9,201

      The 1999 merger, integration, and restructuring costs were classified in the statement of operations for the year ended May 31, 1999 in cost of sales and in operating expenses. The following table summarizes the classification of the merger and integration charges (in thousands):

Cost of sales	$13,600

Merger, integration, and restructuring costs	40,300

$53,900

(5)  Change in Accounting Principle

      The Company generates revenue from the sale of systems, spare parts and service contracts. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” addressing the timing of revenue recognition for sales of products that involve contractual customer acceptance provisions and installation if these events occur following shipment of the product and transfer of title. The Company elected early adoption of SAB 101 in the third quarter ended March 3, 2001, retroactive to June 4, 2000. Earnings for the quarter ended March 4, 2000 would have been ($7.9) million or ($0.27) per share if the accounting change related to revenue recognition required by SAB 101 had been applied to this quarter. Changes in the Company’s revenue recognition policy resulting from the implementation of SAB 101 (discussed below) did not involve the restatement of prior financial statements. However, in accordance with Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements,” the Company recorded the cumulative effect of the change in accounting principle of ($36.5) million, or ($1.22) per share, as of the beginning of the year (June 4, 2000) as a charge in the first quarter ended September 2, 2000. The impact on loss before cumulative effect of accounting change for 2001 was an increase of $5.4 million, or $0.18 per share. The financial information for interim periods reported prior to the change, in this case the first two quarters of 2001, have been adjusted to reflect the provisions of SAB 101.

      Prior to the implementation of SAB 101, the Company recognized revenue from the sales of its products generally upon shipment. Effective June 4, 2000, the Company changed its method of recognizing revenue for sales of CMP systems to reflect the following approach; 1) for CMP system sales to a new customer, or CMP system sales of existing products with new specifications or acceptance criteria, and for all new CMP products, revenue is deferred until customer acceptance, at which time the revenue is recognized. The related costs for systems for which this approach is used are recorded as shipped systems pending acceptance until customer acceptance, at which time cost of goods sold is recorded; 2) for CMP system sales to existing customers who have previously purchased the same system with the same customer-specified acceptance provisions, revenue is recognized under a multiple-element arrangement. Accordingly, upon shipment, the contractual amount billable is recorded as revenue and title is transferred. The remainder is recorded as deferred revenue and recognized as revenue upon customer acceptance. Revenue related to non-CMP systems and spare parts for all segments will continue to be recognized upon transfer of title, which is generally upon shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts. In all cases, revenue is only

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. The cumulative effect of the change in accounting principle discussed above includes system revenue, cost of sales and certain expenses that will be recognized when the conditions for revenue recognition have been met.

(6)  Short-term Investments

      The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of short-term investments classified as available-for-sale are summarized as follows at the end of 2001 and 2000 (in thousands):

2001

		Gross	Gross	Approximate
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Corporate debt securities and other	$13,471	$24	$—	$13,495

	2000

		Gross	Gross	Approximate
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal and state governments	$20,511	$—	$(394)	$20,117

Corporate debt securities and other	8,212	—	(93)	8,119

	$28,723	$—	$(487)	$28,236

(7)  Inventories

      Inventories at the end of 2001 and 2000 are summarized as follows (in thousands):

	2001	2000

Raw materials	$49,081	$54,058

Work-in-process	19,706	21,396

Finished goods	19,272	5,738

Total inventories	$88,059	$81,192

(8)  Property, Plant, and Equipment

      Property, plant, and equipment at the end of 2001 and 2000 are summarized as follows (in thousands):

	2001	2000

Land	$2,634	$8,547

Buildings and building improvements	42,463	38,709

Machinery and equipment	70,075	70,539

Furniture and fixtures	607	4,324

Leasehold improvements	2,457	1,131

Construction in progress	2,946	7,882

	121,182	131,132

Less accumulated depreciation	(45,941)	(43,219)

Net property, plant, and equipment	$75,241	$87,913

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation expense was $15.2 million, $15.4 million, and $19.1 million in 2001, 2000, and 1999, respectively.

(9)  Accrued Liabilities

      Accrued liabilities at the end of 2001 and 2000 are summarized as follows (in thousands):

	2001	2000

Accrued warranty and installation costs	$3,536	$8,665

Accrued payroll and benefits	3,361	4,588

Accrued merger, integration, and restructuring costs	445	1,952

Other accrued liabilities	10,743	8,059

Total accrued liabilities	$18,085	$23,264

(10)  Investment in Affiliates

      In August 2000, the Far East Joint Venture was dissolved. Under the terms of the Master Reorganization Agreement with Obara, ownership of the CMP operations of the Far East Joint Venture was transferred to the Company and specific personnel involved in CMP efforts became employees of the Company. Obara continues the non-CMP activities of the former Joint Venture, which include the manufacturing of wafer and disk polishing products.

      During the first quarter of 2001, the Company recorded charges totaling $10.8 million related to the loss on disposal of the Company’s 50% investment interest in the Joint Venture. The Company’s equity investment in the Joint Venture was $19.8 million at June 3, 2000. Summary financial information relating to the Joint Venture is as follows:

Statements of Earnings (in thousands)

		Years Ended April 30,
	May 1, 2000 -
	July 31, 2000	2000	1999

Net sales	$29,626	$108,000	$136,232

Costs and operating expenses	29,267	118,922	135,378

Earnings (loss) before income taxes	359	(10,922)	854

Income taxes	(130)	(3,346)	1,332

Net earnings (loss) before minority interest	229	(7,576)	(478)

Minority interest	9	50	684

Net earnings (loss)	$220	$(7,526)	$206

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 1999, the Company sold its 50% interest in the joint venture, Fujimi Corporation, to its 50% partner, Fujimi Incorporated. Total proceeds from the sale were $10.0 million, resulting in a gain of $6.1 million. Summary financial information relating to Fujimi Corporation is as follows:

Statements of Earnings (in thousands)

	June 1, 1999 -	Year Ended
	November 30, 1999	May 31, 1999

Net sales	$11,629	$22,746

Costs and operating expenses	(10,629)	(20,028)

Earnings before income taxes	1,000	2,718

Income taxes	(400)	(1,039)

Net earnings	$600	$1,679

(11)  Income Taxes

      The Company files consolidated U.S. Federal income tax returns with its domestic subsidiary. Operations in the United Kingdom, Germany, Japan, Taiwan, Korea, Singapore and Malaysia file local income tax returns. Earnings (loss) before income taxes are as follows (in thousands):

	2001	2000	1999

U.S	$(102,675)	$(15,322)	$(145,521)

Non-U.S	4,729	1,144	1,816

Total	$(97,946)	$(14,178)	$(143,705)

      Income tax expense (benefit) is as follows (in thousands):

	2001	2000	1999

Current:

U.S. Federal	$—	$—	$—

State	—	—	22

Non-U.S	—	—	710

	—	—	732

Deferred:

U.S. Federal and state	—	—	(4,622)

Non-U.S	—	—	(40)

	—	—	(4,662)

Income tax expense (benefit)	$—	—	$(3,930)

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) at the end of 2001 and 2000 are attributable to (in thousands):

	2001	2000

Deferred tax assets:

Deferred revenue, net	$12,931	$—

Financial valuation accounts	18,516	13,781

Expenses not currently deductible	3,065	3,683

Merger, integration, and restructuring accruals	2,804	3,680

Net operating loss and tax credit carryforwards	105,673	75,003

Other	366	366

	143,355	96,513

Valuation allowance	(142,698)	(95,856)

	657	657

Deferred tax liabilities:

Depreciation and amortization differences	(668)	(668)

Net deferred tax liability	$(11)	$(11)

      The net deferred tax liability has been recorded in the accompanying consolidated balance sheets as a component of other liabilities.

      The Company has in excess of $250 million of Federal net operating loss carryforwards at June 2, 2001 which expire between 2002 and 2019. The Company also has $7.0 million of Federal research and development tax credit carryforwards available. These carryforwards begin to expire in 2011.

      The valuation allowance for deferred taxes was increased by $46.8 million and $4.3 million during 2001 and 2000, respectively. A valuation allowance is required to be recorded against deferred tax assets if it is more likely than not that the tax assets will not be realized. This determination is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. The Company has established a full valuation allowance against all of its deferred tax assets. The Company will recognize future benefits only as reassessment demonstrates that the deferred tax assets are realizable. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits attributable to the deferred tax assets will be recorded in future operations as a reduction of the Company’s income tax expense.

      A reconciliation between the Company’s effective tax rate and the expected tax rate on earnings before income taxes is as follows:

	2001	2000	1999

Expected income tax rate	(34)%	(34)%	(34)%

State taxes, net of U.S. Federal tax benefit	(6)	(6)	(6)

Research and development and other tax credits	(2)	(22)	(2)

Disposition of investments	—	14	—

Non-deductible expenses, including purchased research and development and amortization of goodwill	9	8	1

Change in beginning of year valuation allowance	33	39	36

Other	—	1	2

Effective income tax rate	0%	0%	(3)%

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No provision is made for income taxes on undistributed earnings of wholly owned non-U.S. subsidiaries, because it is the Company’s present intention to reinvest substantially all the earnings of these operations. At the end of 2001, there was approximately $13.9 million of accumulated undistributed earnings of those operations. It is not practical for the Company to compute the amount of unrecognized deferred tax liability on the undistributed earnings. However, the Company would be able to apply foreign tax credits to reduce any such tax liability and also would be able to apply its net operating loss carryforward.

(12)  Line of Credit

      SpeedFam-IPEC Limited in the United Kingdom, a wholly owned subsidiary of the Company, has a £950,000 ($1.4 million) multi-currency revolving line of credit with the London branch of a U.S. bank. The revolving line of credit is secured by property and equipment of the subsidiary and is payable on demand. If the line of credit is utilized, interest will accrue on the outstanding balance at 2.0% above the bank’s base rate (5.25% at June 2, 2001). As of June 2, 2001 and June 3, 2000, no amounts were outstanding under the line of credit.

(13)  Long-term Debt

      Long-term debt at June 2, 2001 and June 3, 2000 consists of the following (in thousands):

	2001	2000

Convertible subordinated notes	$115,000	$115,000

Capital lease obligations, interest rates ranging from 4.08% to 9.8%	353	1,239

	115,353	116,239

Less current portion	229	1,077

Long term debt, net of current portion	$115,124	$115,162

      The Company completed a private placement in the first quarter of 1998 of $115.0 million Convertible Subordinated Notes (Notes) due in 2004 bearing interest at a rate of 6.25%. The Notes were subsequently registered with the Securities and Exchange Commission in 1998. Interest is payable semi-annually in March and September. The Notes are subordinated to all existing and future senior indebtedness and are effectively subordinated to all liabilities, including trade payables and lease obligations of the Company and its subsidiaries. The Notes can be converted into the Company’s common stock at a conversion price of $54.93 per share. The Notes are redeemable by the Company. Debt issuance costs of $3.8 million incurred in connection with the issuance have been included in other assets and are being amortized over seven years.

      The Company entered into lease financing arrangements for certain equipment that expire at various dates through September 2004.

      The future maturities of long-term debt are as follows (in thousands):

Years	Amount

2002	$229

2003	67

2004	115,042

2005	15

Total	$115,353

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)  Stockholders’ Equity

  Common Stock

      The Company has 60.0 million shares of common stock authorized for issuance, at no par value. There were 30.1 million and 29.7 million shares issued and outstanding as of June 2, 2001 and June 3, 2000, respectively.

  Preferred Stock

      The holders of Series B preferred stock were entitled to an annual cumulative dividend amounting to $5.59 per share, payable semiannually on December 31 and June 30, commencing June 30, 1994. Each share of the Series B-1 preferred stock, Series B-2 preferred stock, and Series B-3 preferred stock was converted into 8.90, 8.10, and 10.65 shares of common stock, respectively, in connection with the merger. There are 21,478 shares authorized for each of the series B-1, B-2 and B-3 preferred stocks and no shares were issued and outstanding as of June 2, 2001 or June 3, 2000.

  Common Stock

      Each share of Class A common stock is entitled to four votes and can be converted into one share of the Company’s common stock. Each share of common stock is entitled to one vote. There are 2.5 million shares authorized but no shares were issued and outstanding as of June 2, 2001 or June 3, 2000.

(15)  Commitments and Contingencies

  MEMC Electronics Materials Litigation

      On December 20, 1999, MEMC Electronics Materials, Inc. (MEMC) filed an action against IPEC Precision, Inc., Integrated Process Equipment Corporation, and the Company in the Circuit Court for St. Charles County, State of Missouri. An amended petition was filed on May 3, 2001 alleging causes of action for breach of contract and quantum meruit/ unjust enrichment arising out of a joint development agreement between MEMC and IPEC Precision, Inc. The plaintiff alleges that the defendants failed to fulfill their obligations required by the joint development agreement and is seeking damages of approximately $7.4 million plus interest and attorneys’ fees. On July 11, 2001, the court denied defendants’ motions to dismiss the amended petition. A trial is scheduled to begin September 24, 2001. The Company believes it has meritorious defenses to the action and intends to pursue them vigorously.

  Raytheon Aircraft Company Litigation

      On October 4, 2000 Raytheon Aircraft Company (Raytheon) filed an action against Integrated Process Equipment Corporation, IPEC Planar, Inc. and SpeedFam-IPEC, Inc. in the United States District Court for the District of Kansas. In the action, Raytheon alleges damages arising from its purchase of a wire cutting system from Gaard Automation Inc., predecessor in interest to the Company and is seeking approximately $6.5 million. The Company answered Raytheon’s claims on behalf of all defendants on February 5, 2001 asserting that the wire cutting system performed properly under the terms of the contract. Alternatively, the Company contends that the problems experienced by Raytheon, if any, were caused by failure of a major component of the system not manufactured by the Company. As a result, on June 4, 2001, the Company brought a Third Party Complaint against Spectrum Technologies PLC (Spectrum), the United Kingdom-based manufacturer of this major component. Spectrum’s response to the Complaint was due by July 31, 2001. Discovery has just commenced. The Court issued a Scheduling Order on March 31, 2001, where discovery was to be completed by October 19, 2001 and trial was to take place on or after March 2002. However, with the addition of Spectrum as a party to the lawsuit, these deadlines will most likely be extended. The Company believes it has meritorious defenses to the action and intends to pursue them vigorously.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business.

      The Company and its subsidiaries occupy certain manufacturing and office facilities and use certain equipment under noncancelable operating leases expiring at various dates through 2006. Rental expense was approximately $3.4 million, $3.0 million, and $6.2 million in 2001, 2000, and 1999, respectively.

      Future minimum lease payments for all noncancelable operating leases having remaining terms in excess of one year at the end of 2001, excluding the lease termination payments relating to the former IPEC Planar facility which are classified as restructuring costs (refer to Note 4), are as follows (in thousands):

Year	Amount

2002	$2,450

2003	1,294

2004	1,040

2005	828

2006	290

Total	$5,902

(16)  Forward Exchange Contracts

      The notional amounts of foreign exchange contracts as of June 2, 2001 and June 3, 2000 were as follows (in thousands):

	2001	2000

Forward exchange contracts to buy foreign currency	$5,232	$1,981

Forward exchange contracts to sell foreign currency	$5,153	$1,197

      All currency forward contracts outstanding at June 2, 2001 have maturities of less than one year and are primarily to buy or sell Japanese yen in exchange for U.S. dollars. Management believes that these contracts should not subject the Company to undue risk from foreign exchange movements, because gains and losses on these contracts generally offset gains and losses on the assets, liabilities, and transactions being hedged.

(17)  Employee Benefits

      The Company maintains defined-contribution savings and profit-sharing plans for its employees. The plans cover certain employees who meet length of service requirements. Total Company contributions aggregated to $1.2 million, $1.1 million, and $1.0 million in 2001, 2000, and 1999, respectively.

      The Company granted to an officer 50,000 shares of common stock which vested monthly from September 1997 through February 2000. At the merger date, all unvested shares became fully vested. The Company deferred the related compensation of $1.3 million and amortized the cost over the vesting period. Compensation expense of $0.9 million was recorded in 1999.

      The Company’s 1995 Employee Stock Purchase Plan qualifies under Section 423 of the Internal Revenue Code. The maximum number of shares of the Company’s stock which shall be made available for sale under the Plan shall be 1,300,000 shares plus an annual increase to be added on June 1 of each year (beginning June 1, 2001) equal to the lessor of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of the Company, or (iii) a number of shares determined by the Board of Directors of the Company. On June 1, 2001, 301,164 shares were added to the Plan. Payroll deductions for the purchase of stock may not exceed 10% of an employee’s base compensation or $25,000. The employee stock purchase plan provides that eligible employees

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may purchase stock at 85% of its fair value on specified dates. Under the plan, the Company sold approximately 330,000, 67,000 and 198,000 shares in 2001, 2000, and 1999, respectively.

(18)  Warrants and Stock Option Plans

  Warrants

      A total of 338,210 warrants to acquire common stock were issued in connection with preferred stock previously outstanding and were assigned a value of $4.8 million. The warrants have an exercise price of $34.61 and expire on December 16, 2002.

  Stock Options

      The Company grants options to employees under the 1991 Employee Incentive Stock Option Plan and the 1995 Stock Plan for Employees and Directors of the Company. Under the plans, options may be granted to purchase up to 6,800,000 shares of the Company’s authorized but unissued common stock. Stock options are granted at a price not less than the fair market value on the date of grant. Substantially all stock option vesting periods range from four to five years.

      The Company’s 1992 Stock Option Plan provides for the issuance of incentive stock options and non-qualified stock options to purchase up to 3,727,500 shares of common stock to employees, directors, and consultants. The options vest over periods ranging up to five years. Options may be granted to purchase shares of the Company’s common stock at not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.

      The Company’s 2001 Nonstatutory Stock Option Plan for employees and directors provides for the issuance of non-qualified stock options to purchase up to 3,000,000 shares of common stock. The vesting is determined for each grant issued. Options may be granted to purchase shares of the Company’s common stock at not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.

      The following table summarizes option activity and related information:

			Weighted
			Average
			Exercise
	Options	Price Per Share	Price

Balance at May 31, 1998	3,979,307	$2.04 - 59.00	$22.32

Granted	758,512	8.70 - 16.38	11.64

Exercised	(186,790)	2.04 - 15.32	3.26

Canceled or expired	(737,190)	2.04 - 56.25	26.23

Balance at May 31, 1999	3,813,839	$2.04 - 59.00	$20.71

Granted	2,213,750	9.44 - 21.50	11.86

Exercised	(242,214)	2.04 - 25.18	12.05

Canceled or expired	(402,292)	2.04 - 56.25	19.98

Balance at June 3, 2000	5,383,083	$2.04 - 59.00	$17.51

Granted	1,554,100	4.56 - 20.06	5.38

Exercised	(84,480)	2.04 - 19.54	9.81

Canceled or expired	(1,457,596)	2.04 - 59.00	17.10

Balance at June 2, 2001	5,395,107	$2.04 - 59.00	$13.77

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at June 2, 2001:

		Weighted
	Options	Average		Options
	Outstanding	Remaining	Weighted-	Exercisable	Weighted-
	at	Contractual	Average	At	Average
Range of	June 2,	Life	Exercise	June 2,	Exercise
Exercise Prices	2001	(Years)	Price	2001	Price

$2.04 - 5.90	1,380,466	9.2	$4.47	428,760	$4.19
$5.91 - 11.80	1,128,700	8.1	9.31	396,650	9.62
$11.81 - 17.70	1,162,027	8.3	12.91	426,014	12.99
$17.71 - 23.60	1,168,090	5.3	19.67	1,039,693	19.66
$23.61 - 29.50	22,281	6.7	24.78	16,065	24.68
$29.51 - 35.40	6,935	6.6	34.06	6,575	34.12
$35.41 - 41.30	505,978	6.7	37.44	406,478	37.44
$41.31 - 47.20	2,380	5.7	45.71	1,500	45.67
$47.21 - 53.10	800	6.3	51.00	480	51.00
$53.11 - 59.00	17,450	6.3	55.44	10,470	55.44

$2.04 - 59.00	5,395,107	7.7	$13.77	2,739,185	$17.60

      The Company applies the intrinsic value-based method of accounting for its fixed plan stock options. Accordingly, no compensation cost has been recognized for the stock option and stock purchase plans. Had compensation cost for the Company’s stock option and stock purchase plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands except per share data):

	2001	2000	1999

Net loss attributable to common stockholders as reported	$(134,488)	$(14,178)	(139,949)

Pro forma net loss attributable to common stockholders	(144,343)	(23,588)	(148,630)

Basic and diluted loss per share as reported	(4.49)	(0.48)	(4.84)

Basic and diluted pro forma loss per share	(4.82)	(0.80)	(5.14)

      In calculating pro forma compensation, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for grants made in 2001, 2000, and 1999.

	2001	2000	1999

Dividend yield	None	None	None

Expected volatility	94%	85%	66%

Risk-free interest rate	4.55	6.60	5.63

Expected lives in years	3	3	3

      The weighted average fair value of options granted was $3.34 per share, $6.88 per share, and $7.82 per share for 2001, 2000, and 1999, respectively.

(19)  Business Segment Information

      The Company classifies its products into three core business segments: (i) the CMP Group, which is comprised of the Company’s development and production of chemical mechanical planarization systems; (ii) the Surface Technology Group, which is comprised of the distribution of high-throughput precision

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

surface processing equipment used in thin film memory disk media; and (iii) the Industrial Applications Group, which is comprised of the distribution of high-throughput precision surface processing equipment used in general industrial applications. Information concerning the Company’s business segments in 2001, 2000, and 1999 is as follows (in thousands):

	2001	2000	1999

Net sales to customers:

CMP Group	$217,358	$230,191	$160,639

Surface Technology Group	29,159	29,155	42,440

Industrial Applications Group	20,563	14,702	13,346

Total net sales	$267,080	$274,048	$216,425

Segment operating profit (loss):

CMP Group	$(58,535)	$(1,157)	$(89,527)

Surface Technology Group	(2,119)	(651)	(30,429)

Industrial Applications Group	3,173	2,341	1,186

Total segment operating profit (loss)	(57,481)	533	(118,770)

General corporate expense	(27,075)	(16,336)	(27,065)

Interest income (expense)	(2,737)	(1,200)	1,214

Gain (loss) on disposal of investment in affiliate	(10,763)	6,103	—

Equity in net earnings (loss) of affiliates	110	(3,278)	916

Loss before income taxes	$(97,946)	$(14,178)	$(143,705)

Identifiable assets:

CMP Group	$169,830	$214,913

Surface Technology Group	13,141	25,799

Industrial Applications Group	11,133	7,550

Investments in affiliates	—	19,810

Corporate assets	120,781	167,008

Total identifiable assets	$314,885	$435,080

Capital expenditures:

CMP Group	$11,489	$9,790	$29,825

Surface Technology Group	265	225	469

Industrial Applications Group	—	—	45

Corporate	3,528	5,045	1,022

Total capital expenditures	$15,282	$15,060	$31,361

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000	1999

Depreciation expense:

CMP Group	$9,885	$11,101	$16,226

Surface Technology Group	323	808	1,250

Industrial Applications Group	127	176	321

Corporate	4,840	3,283	1,305

Total depreciation expense	$15,175	$15,368	$19,102

      Intersegment sales are not material. Segment operating profit represents total net sales less cost of sales and operating expenses, and excludes equity in net earnings of affiliates, general corporate expenses, interest income and expense and income taxes. Segment identifiable assets are those assets employed in each segment’s operation. Corporate assets consist primarily of cash and cash equivalents, short-term investments, investments in affiliates and property, plant and equipment used in corporate and research and development activities.

      Information regarding the Company’s operations in the United States and internationally is presented below (in thousands):

	2001	2000	1999

Third party sales (by destination of shipment):

United States	$104,455	$83,461	$135,476

Europe	61,948	72,876	26,851

Asia	100,677	115,407	49,643

Other	—	2,304	4,455

Consolidated net sales	$267,080	$274,048	$216,425

Long-lived assets:

United States	$85,097	$120,799

Europe	320	390

Asia	1,449	—

Consolidated long-lived assets	$86,866	$121,189

(20)  Significant Customers

      Presented below is a summary of net sales to and commissions earned from significant customers as a percentage of total revenue. Net sales to and commissions earned from these customers are from all of the Company’s segments.

Customer	2001	2000	1999

A	15%	11%	11%

B	11%	12%	*

C	*	*	11%

D	10%	*	*

*	Less than 10%.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)  Quarterly Financial Information (Unaudited)

      Following is a summary of unaudited quarterly information (in thousands except per share data). The amounts reported for each of the quarters during the year ended June 2, 2001 reflect the effect of the application of SAB 101. The amounts reported for each of the quarters during the year ended June 3, 2000 reflect the historical shipment method of revenue recognition.

	First	Second	Third	Fourth
	Quarter(1,2)	Quarter(1)	Quarter(3)	Quarter

Year ended June 2, 2001:

Net sales	$73,019	$83,911	$58,818	$51,332

Gross margin	$15,934	$27,135	$(15,289)	$10,755

Net loss attributable to common stockholders	$(69,515)	$(2,381)	$(50,929)	$(11,663)

Basic and diluted net loss per share	$(2.32)	$(0.08)	$(1.70)	$(0.39)

(1)	Restated from original amounts reported to reflect the change in the Company’s revenue recognition policy that occurred in the third quarter of 2001 as a result of SAB 101 (refer to Note 1).

(2)	Includes a non-cash charge of $36.5 million, or ($1.22) per share, to reflect the cumulative effect of the accounting change for revenue recognition. Also includes restructuring and other charges totaling $19.2 million associated with the disposal of the Far East Joint Venture (refer to Note 3).

(3)	Includes restructuring charges associated with the industry downturn of $39.1 million (refer to Note 2).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended June 3, 2000:

Net sales	$50,327	$55,777	$73,058	$94,886

Gross margin	$15,167	$18,040	$24,469	$31,845

Net income (loss) attributable to common stockholders	$(10,963)	$(4,490)	$(1,882)	$3,157

Basic and diluted net income (loss) per share	$(0.37)	$(0.15)	$(0.06)	$0.10

(22)  Other Income (Expense)

      Other income (expense) consisted of the following for 2001, 2000 and 1999 (in thousands):

	2001	2000	1999

Interest income	$4,748	$6,808	$9,691

Interest expense	(7,825)	(8,008)	(8,477)

Insurance recovery on damaged shipment	—	—	2,500

Gain on sale of land	1,799	—	—

Miscellaneous, net	495	746	583

	$(783)	$(454)	$4,297

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(23)  Other Comprehensive Income

      Changes in accumulated other comprehensive income (loss) are as follows (in thousands):

	2001	2000	1999

Foreign currency translation adjustments:

Balance at beginning of year	$1,239	$(60)	$(987)

Adjustments for year	(436)	1,299	927

Balance at end of year	$803	$1,239	$(60)

Unrealized holding gains (losses) on securities:

Balance at beginning of year	$(487)	$(170)	$—

Adjustments for year	511	(317)	(170)

Balance at end of year	$24	$(487)	$(170)

Total accumulated other comprehensive income (loss):

Balance at beginning of year	$752	$(230)	$(987)

Adjustments for year	75	982	757

Balance at end of year	$827	$752	$(230)

(24)  Related Party Transactions

      During 2001, 2000 and 1999, the Company had purchases of raw materials of approximately $6.2 million, $2.9 million and $5.9 million, respectively, from Berkeley Process Controls, a California-based company, that is affiliated with a member of the Company’s Board of Directors.

(25)  Liquidity

      The Company has incurred operating losses of $86.5 million, $16.5 million, and $148.9 million in 2001, 2000 and 1999, respectively. Coinciding with these operating losses, the Company has incurred a decrease in its cash and investment balances of $39.4 million, $46.7 million, and $78.3 million in 2001, 2000 and 1999, respectively.

      During 2001, there was a significant decrease in the worldwide demand for semiconductor capital equipment. As a result of a rapid decline in the demand for semiconductor devices, inventory buildups in telecommunications products, slower than expected personal computer sales and overall slower global economic growth, many semiconductor manufacturers reevaluated their capital spending plans. Accordingly, several of the Company’s customers rescheduled delivery or canceled existing orders. Furthermore, the Company experienced a substantial decline in new orders. In response to industry conditions and the introduction of new products that are technologically advanced, the Company recorded significant inventory write-downs, charges related to asset impairments and severance costs related to across-the-board headcount reductions. In addition, the Company implemented measures to reduce discretionary spending.

      Due to the continuation and severity of the industry-wide downturn, the Company has implemented additional cost-cutting measures during the first quarter of 2002 which include further decreases in discretionary spending and reductions in worldwide headcount. Despite the expected continuation of the industry-wide downturn and uncertainty associated with the introduction of new products, and taking into account the Company’s actions to restructure and downsize the Company, management believes that the Company’s current cash and investment balances along with net cash generated through operations will be sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures at least through the year ended June 1, 2002. However, due to significant uncertainties related to the duration and

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

severity of the semiconductor industry downturn, overall economic conditions and potential litigation costs, the Company is currently evaluating additional sources of funds in order to strengthen its working capital position. Based on discussions with various lenders, the Company believes that the sources of funds available include, but are not limited to, mortgage loan financing, a line of credit facility and term debt. If the Company were to raise additional funds through the issuance of equity securities, the percentage ownership of the Company’s stockholders would be reduced. In addition, these equity securities may have rights, preferences or privileges senior to the Company’s common stock. Furthermore, the Company may need to raise additional funds in future periods through public or private financing, or other sources, to fund working capital requirements driven by the expansion of the business during the industry’s upturn.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10, 11, 12 and 13.

      These items, constituting Part III of the Form 10-K, have been omitted from this annual report pursuant to the provisions of Instruction G to Form 10-K, because a definitive proxy statement (which is incorporated herein by reference, except for the report of the compensation committee of the board of directors and the performance graph) will be filed within 120 days of the end of the Company’s fiscal year ended June 2, 2001. Information required for executive officers is included in Part I, Item 1.

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

/s/J. MICHAEL DODSON

J. Michael Dodson
Secretary and Chief Financial Officer
(Principal Financial Officer)

/s/G. MICHAEL LATTA

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

Name	Title	Date

/s/ PETER J. SIMONE Peter J. Simone	Executive Chairman	8/23/01
/s/ RICHARD J. FAUBERT Richard J. Faubert	President, Chief Executive Officer and Director	8/23/01
/s/ J. MICHAEL DODSON J. Michael Dodson	Secretary and Chief Financial Officer (Principal Financial Officer)	8/23/01
/s/ NEIL R. BONKE Neil R. Bonke	Director	8/23/01
/s/ SANJEEV CHITRE Sanjeev Chitre	Director	8/23/01

Name	Title	Date

/s/ JAMES N. FARLEY James N. Farley	Director	8/23/01
/s/ RICHARD S. HILL Richard S. Hill	Director	8/23/01
/s/ MAKOTO KOUZUMA Makoto Kouzuma	Director	8/23/01
/s/ KENNETH LEVY Kenneth Levy	Director	8/23/01
/s/ CARL NEUN Carl Neun	Director	8/23/01

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

  SpeedFam-IPEC, Inc.:

      Under date of June 22, 2001, we reported on the consolidated balance sheets of SpeedFam-IPEC, Inc. and consolidated subsidiaries as of June 2, 2001 and June 3, 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period from June 1, 1998 through June 2, 2001, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Chicago, Illinois

June 22, 2001

Schedule II

SPEEDFAM-IPEC, INC.

VALUATION AND QUALIFYING ACCOUNTS

For each of the years in the three-year period ended June 2, 2001

			Charged to
			Other Accounts
		Charged	(Translation	Deductions
	Balance at	to Costs	Adjustments	(Write-offs	Balance
	Beginning	and	and	and	at End
Description	of Year	Expense	Recoveries)	Adjustments)	of Year

	(in thousands)

Allowance for doubtful accounts:

1999	$4,487	3,598	(1)	2,484	$5,600

2000	$5,600	82	—	3,133	$2,549

2001	$2,549	558	—	200	$2,907

EXHIBIT INDEX

Exhibit
Number	Description

*2.1	Agreement and Plan of Merger dated November 19, 1998. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-4 filed on February 5, 1999 (Registration No. 333-71897)).
*3.1
Articles of Incorporation of SpeedFam International, Inc. (incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q for the quarter ended November 30, 1997 (Exchange Act File No. 0-26784)).

*3.1a	Amendment to the Articles of Incorporation.
*3.2	By-laws of SpeedFam International, Inc. (incorporated by Reference to Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended May 31, 1996 (Exchange Act File No. 0-26784)).
3.3	Amended and Restated By-laws of SpeedFam-IPEC, Inc.
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

Exhibit
Number	Description

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

*10.28	Second Amendment to the 1995 Stock Plan for Employees and Directors of SpeedFam International, Inc.
*10.29	First Amendment to the 1995 Stock Plan for Employees and Directors of SpeedFam International, Inc. (filed as Exhibit 4.1 to the Company’s Form S-8 (Registration No. 333-67847).
*10.30	1995 Stock Plan for Employees and Directors of SpeedFam International, Inc. as amended as of May 22, 1997 (filed as Exhibit 10.11 to the Company’s Form 10-K for fiscal year 1997 (File No. 0-26784)).
*10.31	Stock Purchase Agreement, dated November 23, 1999, between the Company and Fujimi Incorporated.
*10.32	Confidentiality Agreement, dated November 23, 1999, between the Company and Fujimi Incorporated.
*10.33	No-Hire Agreement, dated November 23, 1999, between the Company and Fujimi Incorporated.
*10.34	No-Hire Agreement, dated November 23, 1999, between the Company and Fujimi Incorporated.
*10.35	Escrow Agreement, dated November 23, 1999, between the Company and Fujimi Incorporated.
*10.36	Employment Agreement between the Registrant and Giovanni Nocerio.
10.37	Employment Agreement between the Registrant and Peter J. Simone.
10.38	1995 Stock Plan as amended and restated as of July 27, 2001.
*10.39	2001 Nonstatutory Stock Option Plan of SpeedFam-Ipec, Inc.
*10.40	Stand-Alone Option Agreement.
10.41	Indemnification Agreement.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registrant’s Registration Statement on Form S-1, File No. 33-95628).
23.1	Consent of KPMG LLP.
*24.1	Power of Attorney.
*99	Audit Committee of the Board of Directors’ Charter.

*	Previously filed.