Form 10-Q
period 2001-09-01
SPEEDFAM IPEC INC
filed 2001-10-11
CIK 949301

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

               Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 1, 2001

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

Registrant’s telephone number, including area code (480) 705-2100

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September 30, 2001).

Common Stock, no par value: 30,317,616 shares

SpeedFam-IPEC, Inc.

Index

Page
Part I Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 1, 2001 and June 2, 2001	2

Condensed Consolidated Statements of Operations First Quarter Ended September 1, 2001 and September 2, 2000	3

Condensed Consolidated Statements of Cash Flows First Quarter Ended September 1, 2001 and September 2, 2000	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Part II Other Information	20

Signatures	21

Exhibit index

Part I – Financial Information

SpeedFam-IPEC, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	September 1,	June 2,
	2001	2001

Assets

Current assets:

Cash and cash equivalents	$43,813	$47,344

Short-term investments	6,380	13,495

Trade accounts receivable, net	46,592	60,619

Inventories	86,564	83,857

Shipped systems pending acceptance	8,735	13,953

Prepaid expenses and other current assets	3,504	4,549

Total current assets	195,588	223,817

Property, plant and equipment, net	73,248	75,241

Other assets	15,614	15,827

Total assets	$284,450	$314,885

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of long-term debt	$173	$229

Accounts payable	18,257	23,314

Deferred systems revenue	34,443	46,281

Accrued liabilities	21,853	18,675

Total current liabilities	74,726	88,499

Long-term liabilities:

Long-term debt	115,105	115,124

Other liabilities	5,037	5,321

Total long-term liabilities	120,142	120,445

Stockholders’ equity:

Common stock, no par value, 60,000 shares authorized, 30,223 and 30,116 shares issued and outstanding at September 1, 2001 and June 2, 2001, respectively	1	1

Additional paid-in capital	434,635	434,090

Retained earnings (deficit)	(345,981)	(328,977)

Accumulated comprehensive income	927	827

Total stockholders’ equity	89,582	105,941

Total liabilities and stockholders’ equity	$284,450	$314,885

See Accompanying Notes to Condensed Consolidated Financial Statements.

SpeedFam-IPEC, Inc.
Condensed Consolidated Statements of Operations
First Quarter Ended September 1, 2001 and September 2, 2000
(in thousands, except per share data)

	First Quarter Ended

	September 1,	September 2,
	2001	2000

Net sales	$41,082	$73,019

Cost of sales	31,695	57,085

Gross margin	9,387	15,934

Operating expenses:

Research, development and engineering	12,388	16,557

Selling, general and administrative	8,120	16,453

Litigation settlement costs	1,800	—

Restructuring charges	—	5,123

Total operating expenses	22,308	38,133

Operating loss	(12,921)	(22,199)

Other expense, net	(1,502)	(121)

Loss on disposal of investment in affiliate	—	(10,763)

Equity in net earnings of affiliates	—	110

Loss before income taxes and cumulative effect of accounting change	(14,423)	(32,973)

Income tax	—	—

Loss before cumulative effect of accounting change	(14,423)	(32,973)

Cumulative effect of accounting changes	(2,582)	(36,542)

Net loss	$(17,005)	$(69,515)

Net loss per common share:

Basic and diluted:

Before cumulative effect of accounting changes	$(0.48)	$(1.11)

From cumulative effect of accounting changes	(0.08)	(1.22)

Net loss	$(0.56)	$(2.33)

Weighted average number of shares:

Basic and diluted	30,223	29,818

Amounts as if the fiscal 2002 accounting change related to goodwill was applied retroactively:

Net loss	$(14,423)	$(69,294)

Net loss per share:

Basic and diluted	$(0.48)	$(2.32)

See Accompanying Notes to Condensed Consolidated Financial Statements.

SpeedFam-IPEC, Inc.
Condensed Consolidated Statements of Cash Flows
First Quarter Ended September 1, 2001 and September 2, 2000
(in thousands)

	First Quarter Ended

	September 1, 2001	September 2, 2000

Cash flows from operating activities

Net loss	$(17,005)	$(69,515)

Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:

Equity in net earnings of affiliates	—	(110)

Depreciation and amortization	4,557	4,523

Loss on disposal of investment of affiliate	—	10,763

Fixed asset impairments-loss on disposal	—	2,391

Cumulative effect of change in accounting principle	2,582	36,542

Restructuring charges	—	8,474

Changes in assets and liabilities:

Decrease in trade accounts receivable	14,156	28,699

Increase in inventories	(5,806)	(21,614)

Decrease in shipped systems pending acceptance	5,218	1,629

(Increase) decrease in other current assets	1,030	(1,843)

Increase (decrease) in accounts payable	(5,275)	8,493

Increase (decrease) in deferred systems revenue	(11,838)	1,688

Increase in accrued liabilities	2,856	9,710

Net cash provided by (used in) in operating activities	(9,525)	19,830

Cash flows from investing activities

Purchases of short-term investments	—	(7,268)

Maturities of short-term investments	7,115	—

Capital expenditures	(1,169)	(3,596)

Other investing activities	(548)	(1,497)

Net cash provided by (used in) in investing activities	5,398	(12,361)

Cash flows from financing activities

Proceeds from exercise of stock options and employee stock purchases	544	2,710

Principal payments on long-term debt	(19)	(285)

Net cash provided by financing activities	525	2,425

Effects of foreign currency rate changes on cash	71	(154)

Net increase (decrease) in cash and cash equivalents	(3,531)	9,740

Cash and cash equivalents at beginning of year	47,344	72,060

Cash and cash equivalents at end of quarter	$43,813	$81,800

See Accompanying Notes to Condensed Consolidated Financial Statements.

SpeedFam-IPEC, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

(1)	BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for comprehensive financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Actual results may differ from these estimates. Operating results for the quarter ended September 1, 2001 are not necessarily indicative of the results that may be expected for the year ending June 1, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 2, 2001.

         The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, the 2002 fiscal year ends on June 1, 2002 and contains 52 weeks whereas the 2001 fiscal year ended on June 2, 2001 and also contained 52 weeks. All references to quarters and years relate to fiscal quarters and fiscal years unless otherwise noted.

         Certain prior period amounts have been reclassified to conform to the current year presentation.

         Since 1971, the Company had owned a 50% interest in SpeedFam-IPEC Co., Ltd. (together with its subsidiaries and joint ventures, also known as the Far East Joint Venture) which was accounted for using the equity method of accounting. The remaining 50% was owned by Obara Corporation, a publicly traded Japanese company that supplies products to the automotive industry. On August 30, 2000, the Far East Joint Venture between the Company and Obara Corporation was officially dissolved. Under the terms of the Master Reorganization Agreement, ownership of the chemical mechanical planarization (CMP) operations of the Far East Joint Venture was transferred to the Company. The CMP operations, as of the date of dissolution, have been consolidated in the accompanying unaudited condensed consolidated financial statements.

(2)	INVENTORIES

         The components of inventory were:

	September 1,	June 2,
	2001	2001

Raw materials	$51,768	$49,081

Work-in-process	17,383	19,422

Finished goods	17,413	15,354

	$86,564	$83,857

(3)	ACCRUED LIABILITIES

         Accrued liabilities are as follows:

	September 1,	June 2,
	2001	2001

Accrued warranty and installation costs	$4,589	$6,156

Accrued payroll and benefits	2,673	3,361

Accrued legal settlement	1,800	—

Accrued merger, integration, and restructuring costs	1,700	1,719

Other accrued liabilities	11,091	7,439

	$21,853	$18,675

(4)	COMPREHENSIVE LOSS

         The Company’s comprehensive loss was as follows:

	First Quarter Ended

	September 1,	September 2,
	2001	2000

Net loss	$(17,005)	$(69,515)

Other comprehensive income (loss):

Unrealized gain (loss) on securities	(12)	220

Foreign currency translation adjustment	112	262

Comprehensive loss	$(16,905)	$(69,033)

         Accumulated other comprehensive income (loss) was as follows:

		Unrealized Gain	Accumulated Other
	Foreign Currency	(Loss) on	Comprehensive
	Translation	Securities	Income (Loss)

Balance at June 2, 2001	$803	$24	$827

One quarter change	112	(12)	100

Balance at September 1, 2001	$915	$12	$927

Balance at June 3, 2000	$1,239	$(487)	$752

One quarter change	262	220	482

Balance at September 2, 2000	$1,501	$(267)	$1,234

(5)	RESTRUCTURING AND OTHER CHARGES ASSOCIATED WITH DISPOSAL OF THE FAR EAST JOINT VENTURE

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

         Under the terms of a distributor agreement signed on August 31, 2000, the Company continues to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara but is prohibited from manufacturing these products.

         During the first quarter of 2001, the Company recorded charges totaling $10.8 million related to the loss on disposal of the Company’s 50% investment interest in the Far East Joint Venture and $8.4 million related to the Company’s exit from the manufacturing of wafer and disk polishing products as the Company is prohibited from manufacturing these products. The $8.4 million is comprised of $3.3 million of inventory write-downs of raw materials and spare parts related to silicon wafer and thin film memory disk polishing products classified as a component of cost of sales. Impairment of fixed assets of the exited operations, severance costs for three employees including a former executive of the Far East Joint Venture and other charges associated with the Company’s exit from the manufacturing of wafer and disk polishing products totaled $5.1 million and are classified as restructuring charges.

(6)	BUSINESS SEGMENT INFORMATION

         The Company classifies its products into three core business segments: (i) the CMP Group, which is comprised of the Company’s development and production of chemical mechanical planarization systems; (ii) the Surface Technology Group (STG), which is comprised of the distribution of high-throughput precision surface processing equipment used in thin film memory disk media and silicon wafer industries and the manufacture of polyvinyl alcohol products; and (iii) the Industrial Applications Group (IAG), which is comprised of the development and production of high-throughput precision surface processing equipment used in general industrial applications. Information concerning the Company’s business segments during the first quarter ended September 1, 2001 and September 2, 2000 is as follows (in thousands):

	First Quarter Ended

	September 1,	September 2,
	2001	2000

Net sales:

CMP Group	$32,619	$63,617

Surface Technology Group	5,015	5,534

Industrial Applications Group	3,448	3,868

Total net sales to unaffiliated customers	41,082	73,019

Segment operating profit (loss):

CMP Group	(8,393)	(8,237)

Surface Technology Group	100	(3,112)

Industrial Applications Group	599	929

Total segment operating profit (loss)	(7,694)	(10,420)

General corporate expense, net	(5,227)	(11,779)

Interest expense, net	(1,502)	(121)

Loss on disposal of investment in affiliate	—	(10,763)

Equity in net earnings of affiliate	—	110

Loss from consolidated companies	$(14,423)	$(32,973)

(7)	CHANGES IN ACCOUNTING PRINCIPLES

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 supercedes prior guidance and requires that goodwill no longer be amortized to earnings, but instead be annually reviewed for impairment. In addition, goodwill should be tested for impairment upon adoption. The Company adopted SFAS No. 142 in the first quarter of 2002 and recorded a cumulative effect of change in accounting principle for the write-off of goodwill of ($2.6) million, or ($0.08) per share, as of the beginning of 2002 (June 3, 2001). The impact of adoption was to reduce the loss before cumulative effect of accounting change for the first quarter of 2002 by $0.2 million or $0.01 per share. The circumstances leading to the impairment of goodwill primarily relate to current operating losses, the absence of positive cash flows and uncertainties resulting from the duration and severity of the industry downturn. The fair value of the reporting units, which correspond to the Company’s business segments, were estimated using quoted market prices. Earnings for the quarter ended September 2, 2000 would have been ($69.3) million or ($2.32) per share if the accounting change related to goodwill required by SFAS No. 142 had been applied to that quarter.

         The Company generates revenue from the sale of systems, spare parts and service contracts. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” addressing the timing of revenue recognition for sales of products that involve contractual customer acceptance provisions and installation if these events occur following shipment of the product and transfer of title. The Company adopted SAB 101 in the third quarter of 2001 and in accordance with SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” the Company recorded the cumulative effect of the change in accounting principle of ($36.5) million, or ($1.22) per share, as of the beginning of the year (June 4, 2000) as a charge in the first quarter ended September 2, 2000. The previously reported results for the first quarter of 2001 prior to the adoption of SAB 101 were restated to reflect the new revenue recognition method. The impact of this restatement on the first quarter of 2001 was to increase the loss before cumulative effect of accounting changes by $3.8 million, or $0.13 per share.

         Prior to the implementation of SAB 101, the Company recognized revenue from the sales of its products generally upon shipment. Effective June 4, 2000, the Company changed its method of recognizing revenue for sales of CMP systems to reflect the following approach: 1) for CMP system sales to a new customer, or CMP system sales of existing products with new specifications or acceptance criteria, and for all new CMP products, revenue is deferred until customer acceptance, at which time the revenue is recognized. The related costs for systems for which this approach is used are recorded as shipped systems pending acceptance until customer acceptance, at which time cost of goods sold is recorded; 2) for CMP system sales to existing customers that have previously purchased the same system with the same customer-specified acceptance provisions, revenue is recognized under a multiple-element arrangement. Accordingly, upon shipment, the contractual amount billable is recorded as revenue and title is transferred. The remainder is recorded as deferred revenue and recognized as revenue upon customer acceptance. Revenue related to non-CMP systems and spare parts for all segments continues to be recognized upon transfer of title, which is generally upon shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. The cumulative effect of the change in accounting principle discussed above includes system revenue, cost of sales and certain expenses that will be recognized when the conditions for revenue recognition have been met.

         Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, established accounting and reporting standards related to derivative financial instruments and hedging activities. These statements require that the Company recognize all derivatives, including foreign currency exchange contracts, as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in operations. The Company adopted SFAS 133 and SFAS 138 as of June 3, 2001 and the transition adjustment was not material to the financial statements.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”. SFAS No. 141 supercedes prior guidance and requires that all business combinations in the scope of this statement be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted this statement as required on July 1, 2001 and it did not affect the financial statements.

(8)	Commitments and Contingencies

MEMC Electronics Materials Litigation

         On December 20, 1999, MEMC Electronics Materials, Inc. (“MEMC”) filed an action against IPEC Precision, Inc. (“IPI”), Integrated Process Equipment Corp. (“IPEC”), predecessor in interest to SpeedFam-IPEC Corporation (“SFC”), and SpeedFam-IPEC, Inc. (“SFI”) in the Circuit Court for St. Charles County, State of Missouri. An amended petition was filed on or about May 3, 2001. The amended petition alleges causes of action for breach of contract and quantum meruit/unjust enrichment arising out of a joint development agreement between MEMC and IPI. Plaintiff alleged that defendants failed to fulfill their obligations required by the parties’ joint development agreement and was seeking damages of approximately $7.4 million plus interest and attorneys’ fees.

         A settlement was reached with MEMC on October 5, 2001. The settlement agreement calls for a payment of $1.8 million to MEMC. In addition, the parties executed mutual releases of all claims relating to the joint development program existing as of September 27, 2001. SFI, SFC, IPEC, and IPI also agreed to transfer to MEMC all of their ownership or other interests, shares, or equity in Plasmasil, L.L.C for which no carrying values have been recorded in the financial statements. Pursuant to the settlement, MEMC will dismiss this litigation with prejudice.

Raytheon Aircraft Company Litigation

         On October 4, 2000, Raytheon Aircraft Company (Raytheon) filed an action against Integrated Process Equipment Corporation, IPEC Planar, Inc. and SpeedFam-IPEC, Inc. in the United States District Court for the

District of Kansas. In the action, Raytheon alleges damages arising from its purchase of a wire cutting and laser marking system (System) from Gaard Automation Inc., predecessor in interest to the Company and is seeking approximately $6.5 million. The Company answered Raytheon’s claims on behalf of all defendants on February 5, 2001, asserting that the System performed properly under the terms of the contract. Alternatively, the Company contends that the problems experienced by Raytheon, if any, were caused by failure of a major component of the System not manufactured by the Company (i.e., the laser marker). As a result, on June 4, 2001, the Company brought a Third Party Complaint against Spectrum Technologies PLC (Spectrum), the United Kingdom-based manufacturer of this major component. Spectrum responded to the Complaint on July 6, 2001, generally denying the Company’s claims.

         Discovery has commenced, with documents produced by all parties, written discovery responses obtained from all parties, and depositions of two key witnesses taken. With the addition of Spectrum as a third party, the previously-issued Court Scheduling Order has been continued. At present, there are no firm dates for the close of discovery or trial. The parties have agreed to mediation before a private mediator in Wichita, Kansas, on November 13, 2001. If the mediation is unsuccessful, it is anticipated that the Court will issue a new Scheduling Order which will include firm pre-trial and trial dates.

         The Company disputes these damages alleged by Raytheon and believes it has meritorious defenses to the action. The Company has been and intends to continue pursuing these defenses vigorously, as well as its third-party complaint against Spectrum.

         The Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Management believes that these matters will be resolved without a material effect on the Company’s financial position or results of operations.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Overview

         SpeedFam-IPEC, Inc. (the Company) is a leading global supplier of chemical mechanical planarization (CMP) systems. The Company designs, develops, manufactures, markets and supports CMP systems which are used in the fabrication of semiconductor devices. In addition to CMP systems, the Company markets high-throughput precision surface processing equipment, manufactures and markets systems for the general industrial applications markets, and markets and distributes parts and consumables used in surface processing. The Company’s total revenue consists of net sales of the products described above and service revenues, as well as revenue derived from the distribution by the Company in the U.S. and Europe of products manufactured by the former SpeedFam-IPEC, Co., Ltd. (the Far East Joint Venture). The Company distributes such products throughout the U.S. and Europe acting as sales agent, and related costs to import this equipment are recorded as cost of goods sold.

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

         The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, the 2002 fiscal year ends on June 1, 2002 and the 2001 fiscal year ended on June 2, 2001. All references to quarters and years relate to fiscal quarters and fiscal years unless otherwise noted.

         During 2001 and continuing in 2002, there has been a significant decrease in the worldwide demand for semiconductor capital equipment. As a result of a rapid decline in the demand for semiconductor devices, inventory buildups in telecommunications products, slower than expected personal computer sales and overall slower global economic growth, many semiconductor manufacturers reevaluated their capital spending plans. Accordingly, several of the Company’s customers rescheduled delivery or canceled existing orders. Furthermore, the Company has experienced a substantial decline in new orders. In response to industry conditions, the Company has recorded significant inventory write-downs, charges related to asset impairments and severance costs in connection with across-the-board headcount reductions. Furthermore, the Company implemented measures to reduce discretionary spending. Due to the continuation and severity of the industry-wide downturn, the Company implemented additional cost-cutting measures during the first quarter of 2002 which included further decreases in discretionary spending and reductions in worldwide headcount.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but are reviewed at least annually for impairment at the reporting unit level. The impairment test under SFAS 142 is based on a two-step process involving; 1) comparing the estimated fair value of the related reporting unit to its net book value, and 2) comparing the estimated implied fair value of goodwill to its carrying value. The Company elected early adoption of SFAS 142 in the first quarter of 2002. Based on the implementation of the non-amortization, impairment-only accounting approach, it was determined that an impairment charge of $2.6 million representing the carrying value of goodwill as of June 3, 2001 should be recorded. Accordingly, the Company recorded the cumulative effect of the change in accounting principle of ($2.6) million, or ($0.08) per share, as of the beginning of 2002 as a charge in the first quarter of 2002.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” addressing the timing of revenue recognition for sales of products that involve contractual customer acceptance provisions and installation if these events occur following shipment of the product and transfer of title. The Company adopted SAB 101 in the third quarter of 2001, retroactive to the beginning of 2001. As a result of the adoption of SAB 101, the Company changed its revenue recognition policy and recorded the cumulative effect of the change in accounting principle of ($36.5) million, or ($1.22) per share, as of the beginning of 2001 as a charge in the first quarter of 2001. The previously reported results for the first quarter of 2001 prior to the adoption of SAB 101 were restated to reflect the new revenue recognition method. The impact of this restatement on the first quarter of 2001 was to increase the loss before cumulative effect of accounting changes by $3.8 million, or $0.13 per share.

         Prior to the implementation of SAB 101, the Company recognized revenue from the sale of its products generally upon shipment. Effective June 4, 2000, the Company changed its method of recognizing revenue for sales of CMP systems to one in which revenue may be deferred in whole or in part based on customer acceptance and other factors (see “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s revenue recognition policy). Due to the cyclical nature of the semiconductor capital equipment industry, and the Company’s dependence on a relatively small number of large sales, the change in the Company’s revenue recognition practices could have a material affect on recorded revenue in any particular reporting period.

         On August 30, 2000, the Company and Obara Corporation (Obara) effectively dissolved the Far East Joint Venture. Under the terms of the Master Reorganization Agreement with Obara, ownership of the CMP sales and service operations of the Far East Joint Venture was transferred to the Company and specific personnel involved in CMP efforts became employees of the Company. Obara continues the non-CMP activities of the former Far East Joint Venture, which include the manufacturing of silicon wafer and thin film memory disk polishing products. The Company will not compete with the non-CMP business and Obara will not compete with the CMP business for an initial period of five years. The Company has indemnified Obara for any claims relating to the CMP business and Obara has indemnified the Company for any claims relating to the non-CMP business. Under the terms of a distributor agreement signed on August 31, 2000, the Company continues to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara and is prohibited from manufacturing these products.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net sales:

	First Quarter Ended

	September 1,	September 2,
	2001	2000

Net sales	100.0%	100.0%

Cost of sales	77.2	78.2

Gross margin	22.8	21.8

Research, development and engineering	30.2	22.7

Selling, general and administrative	19.8	22.5

Litigation settlement costs	4.3	0.0

Restructuring charges	—	7.0

Operating loss	(31.5)	(30.4)

Other expense, net	(3.7)	(0.2)

Loss on sale of joint venture interest	—	(14.7)

Equity in net earnings of affiliates	—	0.2

Loss before cumulative effect of accounting change	(35.1)	(45.2)

Cumulative effect of accounting change	(6.3)	(50.0)

Net loss	(41.4)%	(95.2)%

         Net Sales. Net sales for the first quarter of 2002 were $41.1 million, down 43.7% from net sales of $73.0 million in the first quarter of 2001. Net sales of CMP products for the first quarter of 2002 totaled $32.6 million, or 79.4% of net sales, compared to $63.6 million, or 87.1% of net sales, in the first quarter of 2001. Sales of CMP systems products decreased in 2002 due to the slowing of worldwide demand for semiconductor manufacturing equipment caused by a rapid decline in demand for semiconductor devices. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth have caused semiconductor companies to reevaluate their capital spending plans. A number of the Company’s customers revised the timing of their capital spending and rescheduled delivery or canceled existing orders, resulting in the postponement of equipment delivery and a decline in new orders and net sales.

         Net sales of the Surface Technology Group (STG) in the first quarter of 2002 accounted for $5.0 million, or 12.2% of net sales, compared to $5.5 million, or 7.6% of net sales, in the first quarter of 2001. During 2002, thin film memory disk manufacturers continued to experience manufacturing over-capacity which in turn reduced capital spending. In addition, this over-capacity situation has created a larger market for used equipment making it even more difficult to sell new equipment. While the Company continues to actively pursue sales of consumable products, the Company does not foresee a return of high volume equipment sales to this market. The silicon wafer market has also experienced continued softness in demand due to ongoing manufacturing over-capacity caused by various factors including available capacity and increased production efficiencies due to the fact that more chips can be produced on a given wafer.

         Net sales of the Industrial Applications Group (IAG) in the first quarter of 2002 totaled $3.5 million, or 8.4% of net sales, compared to $3.9 million or 5.3% of net sales, in the first quarter of 2001.

         Gross Margin. In the first quarter of 2002, gross margin was $9.4 million, or 22.8% of net sales, compared to $15.9 million, or 21.8% of net sales, in the first quarter of 2001. The increase in gross margin as a percentage of net sales was primarily due to the product mix of systems shipped. The company’s gross margins are below historical levels due primarily to decreased production volume resulting in lower overhead absorption on a reduced revenue base. During the industry downturn, the Company expects this trend of reduced gross margins to continue. The Company’s gross margin has significantly fluctuated in the past and will continue to fluctuate based on several factors including the severity and duration of the current industry downturn, revenue recognition under SAB 101, product mix, overhead absorption levels and costs associated with the introduction of new products.

         Research, Development and Engineering. In the first quarter of 2002, research, development and engineering expenses decreased to $12.4 million, or 30.2% of net sales, compared to $16.6 million, or 22.7% of net sales, in the first quarter of 2001. Research, development and engineering expense decreased by $4.2 million or 25% as a result of certain cost cutting measures which were implemented by the Company in response to the industry wide downturn. In addition, during the first quarter of 2001, research, development and engineering expenses included an asset impairment charge of $2.4 million for equipment that was designed by the Far East Joint Venture. The Company expects to continue investing substantial resources in research, development and engineering programs.

         Selling, General and Administrative. In the first quarter of 2002, selling, general and administrative expenses decreased to $8.1 million, or 19.8% of net sales, compared $16.5 million, or 22.5% of net sales, in the first quarter of 2001. Selling, general and administrative expense decreased by $8.3 million or 51% as a result of certain cost cutting measures which were implemented by the Company in response to the industry wide downturn. In addition, during 2001, significant marketing and promotional costs were incurred in connection with product launch activities related to the introduction of the Company’s new products, the Momentum™ and the Auriga VisionTM.

         Litigation settlement costs. On October 5, 2001, the Company settled its outstanding litigation with MEMC. In connection with this settlement the Company agreed to pay MEMC $1.8 million.

         Restructuring Charges. During the first quarter of 2001, the Company recorded charges of $5.1 million that primarily related to restructuring associated with the Company’s plan to exit from the manufacturing of silicon wafer and thin film memory disk polishing equipment, as required by the distribution agreement with Obara Corporation. Approximately $2.7 million related to the impairment of fixed assets of the exited operations; $1.2 million related to severance costs for three employees including a former executive of the Far East Joint Venture; and $1.2 million related to other restructuring charges associated with the Company’s plan to exit the manufacturing of wafer and disk polishing products.

         Other Expense, net. Other expense, net increased to ($1.5) million during the first quarter of 2002 from ($0.1) million during the same period a year ago. This increase primarily resulted from lower average balances in cash, cash equivalents and short-term investments as well as a reduction in interest rates yielding lower interest income to offset interest expense on the Company’s long-term debt.

         Provision for Income Taxes. At the end of the first quarter of 2002 and 2001, the Company established a valuation allowance for deferred tax assets generated by its operating losses and is in a net operating loss carry-forward position. As a result, the effective tax rate for the first quarter of 2002 and 2001 was zero. While the Company will reassess its tax situation each quarter, the Company expects that its effective tax rate will approximate zero throughout 2002.

         Loss on Disposal of Investment in Affiliate and Equity in Net Earnings of Affiliates. At the end of the first quarter of 2001, the Company reported a $10.8 million loss on disposal of investment in affiliate in connection with the dissolution of the Far East Joint Venture. The 30-year-old Far East Joint Venture between the Company and Obara Corporation was officially dissolved on August 30, 2000.

         For the first quarter of 2001, equity in net earnings of affiliates was $0.1 million.

Liquidity and Capital Resources

         As of September 1, 2001, the Company had $50.2 million in cash, cash equivalents and short-term investments, compared to $60.8 million at June 2, 2001. During the first quarter of 2002, the Company had $9.5 million of cash used in operating activities compared to cash provided of $19.8 million from operating activities during the same period in 2001. Approximately $0.3 million of cash was provided due to a decrease in working capital. The net loss of $17.0 million included non-cash items totaling $7.2 million: the cumulative effect of change in accounting principle of $2.6 million and depreciation and amortization expense of $4.6 million.

         Net cash provided by investing activities totaled $5.4 million during the first quarter of 2002 compared with net cash used of $12.4 million during the same period in 2001. Cash was primarily used for capital expenditures of $1.2 million during the first quarter of 2002 and was provided by proceeds of maturing investments totaling $7.1 million.

         Financing activities provided cash of $0.5 million during the first quarter of 2002 compared with approximately $2.4 million during the same period of 2001. The sale of stock to employees and the exercise of stock options generated proceeds of $0.5 million during the quarter ended September 1, 2001.

         The Company has incurred operating losses of $12.9 million in the first quarter of 2002, and $86.5 million and $16.5 million in fiscal years 2001 and 2000, respectively. Coinciding with these operating losses, the Company has incurred a decrease in its cash and investment balances of $10.6 million, $39.4 million, and $46.7 million in 2002, 2001 and 2000, respectively.

         Due to the continuation and severity of the industry-wide downturn, the Company has implemented additional cost-cutting measures during the first quarter of 2002 which include further decreases in discretionary spending and reductions in worldwide headcount. Despite the expected continuation of the industry-wide downturn and uncertainty associated with the introduction of new products, and taking into account the Company’s actions to restructure and downsize the Company, management believes that the Company’s current cash and investment balances along with net cash generated through operations will be sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the remainder of fiscal 2002. However, due to significant uncertainties related to the duration and severity of the semiconductor industry downturn, overall economic conditions and potential litigation costs, the Company is currently evaluating additional sources of funds in order to strengthen its working capital position. Based on discussions with various lenders, the Company believes that the sources of funds available include, but are not limited to, sale/lease back of its corporate headquarters or mortgage loan financing, a line of credit facility and term debt. If the Company were to raise additional funds through the issuance of equity securities, the percentage ownership of the Company’s shareholders would be reduced. In addition, these equity securities may have rights, preferences or privileges senior to the Company’s common stock.

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

         Downturn in the semiconductor industry has led and may continue to lead to decreased revenue for the Company. During 2001 and the first quarter of 2002, slowing worldwide demand for semiconductors resulted in significant inventory buildups for semiconductor companies and a rapid decline in demand for semiconductor manufacturing equipment. Presently, the Company has little visibility regarding how long the semiconductor industry downturn will last or how severe the downturn will be. During the first quarter of 2002, the Company experienced certain cancellations and pushouts of orders for its products. If the downturn continues or worsens, the Company may experience greater levels of cancellations and/or pushouts of orders for its products in the future.

         The Company’s current business model is predicated on closing and fulfilling expected orders for its MomentumTM and Momentum300TM products. A significant portion of the Company’s projected revenue depends on sales of its MomentumTM product. Although initial customer reaction to MomentumTM has been positive, this response may not translate into sales of MomentumTM on the scale or in the time frame the Company anticipates. For instance, market conditions in the semiconductor industry have caused and may continue to cause potential purchasers of MomentumTM to delay investment in new equipment, which could reduce demand for MomentumTM. If the Company is unable to close anticipated orders or fulfill orders for the MomentumTM product, the Company’s revenue will be adversely affected.

         The Company must succeed in selling CMP equipment for 300 millimeter in order to increase its revenue and maintain market share. Semiconductor manufacturers currently purchase CMP equipment predominantly to manufacture 200 millimeter wafers, using CMP to polish the tungsten and oxide layers of these wafers at .18 micron and above. Many of those same manufacturers are now beginning to develop the ability to make 300 millimeter wafers and to process copper layers for both 200 millimeter and 300 millimeter wafers at .13 micron and below. Many of these manufacturers are currently qualifying CMP equipment for 300 millimeter tungsten, 300 millimeter oxide and for copper layers for both the 200 millimeter and 300 millimeter wafers. In the future, it is anticipated that semiconductor manufacturers will purchase CMP equipment for volume production of 300 millimeter and/or copper-based wafers. If the Company does not win qualification contests for 300 millimeter and/or copper-based wafers, it may experience difficulty achieving volume sales of this next-generation equipment to semiconductor manufacturers, which could result in declining revenues. In addition, rollout of Momentum 300TM may be slowed due to manufacturing problems, unforeseen technical problems with the Momentum 300TM product itself or changes in the CMP marketplace that differ from our expectations.

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

         Accordingly, results of operations in any period are not an indication of future results. Fluctuations in the Company’s operating results may also result in fluctuations in the Company’s common stock price. The Company’s stock price may also fluctuate due to factors specific to the semiconductor industry, which has experienced significant price fluctuations in recent periods. Investors in the Company’s stock should be willing to incur the risk of such price fluctuations.

         If the market price of the Company’s stock is adversely affected, the Company may experience difficulty in raising capital. In addition, the Company may become the object of securities class action litigation. If the Company is sued in a securities class action, the Company may incur substantial costs and management’s attention and resources may be diverted.

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

         Lost revenue from semiconductor industry downturn, general economic slowdown and/or increased competition could continue to lead to operating losses. If the Company experiences continued reductions in revenue from lost sales or price reductions for its products for any reason, including a continued downturn in the semiconductor industry, a general economic slowdown in the United States or increased competition, the Company’s gross margins will continue to be reduced and could lead to further operating losses. For instance, net sales for the first quarter of 2002 were $41.1 million, down 43.7% from net sales of $73.0 million in the first quarter of 2001. Gross margins for the first quarter of 2002 were similarly down, from $15.9 million to $9.4 million.

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

         If the Company is not able to timely develop new products, the Company will experience reduced revenue.

         The Company’s business is highly cyclical. The Company’s business depends substantially on the capital expenditures of semiconductor manufacturers and, to a lesser extent, thin film memory disk and silicon wafer manufacturers. These industries are highly cyclical. Semiconductor manufacturers are currently experiencing a downturn, which has caused companies to delay or cancel the acquisition of capital equipment and other products used in the manufacturing process, including products offered by the Company. These downturns have in the past and are expected in the future to damage the business and operating results of the Company.

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

         Orders in backlog may not result in future revenue if customers cancel or reschedule orders. The Company includes in backlog only those customer orders for which it has accepted purchase orders. Expected revenue may be lower if customers cancel or reschedule orders, which they can generally do without penalty. For instance, during the first quarter of 2002, the Company adjusted approximately $6 million out of its backlog for orders with shipment dates not scheduled within the next twelve months.

         The Company’s success depends on international sales, particularly in Asia and Europe. International sales accounted for 64% of the Company’s total revenue for the first quarter of 2002, 61% for 2001, and 70% for 2000. The Company expects that international sales will continue to account for a significant portion of total revenue in future periods.

         International sales are subject to risks, including:

•	foreign exchange issues

•	political, economic and regulatory environment of the countries where customers are located

•	collection of accounts receivable

•	inadequate intellectual property protection

•	intense price competition

         The Company derives a substantial portion of its revenues from customers in Asian countries, particularly Taiwan and Korea. Economic developments in late 1997 and early 1998 resulted in decreased capital investments by Asian customers. Although the economies of Taiwan, Korea and other Asian countries have recovered somewhat from 1997 and 1998 levels, these countries have historically not had stable economies. Any negative economic developments these Asian countries could result in the cancellation or delay of orders for the Company’s products from Asian customers, thus damaging the Company’s business.

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

         If the Company is unable to protect its intellectual property, its business could suffer. The Company’s intellectual property portfolio is very important to its success. The Company currently holds 182 United States patents and 179 foreign patents in Japan and several Asian and European countries. In addition, the Company has 133 United States patent applications pending and 215 foreign patent applications pending. The Company may not be able to protect its technology because:

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

         Third parties may prevent the Company from selling products that allegedly infringe on those third parties’ intellectual property rights. The Company cannot be certain that third parties will not in the future claim that our products infringe their intellectual property rights. Third parties may:

•	bring claims of patent, copyright or trademark infringement

•	obtain patents or other intellectual property rights that limit the Company’s ability to do business or require the Company to license or cross-license technology

•	bring costly, time consuming lawsuits

         Third parties hold many patents relating to CMP machines and processes. In the event the Company loses any of its intellectual property rights or otherwise determines that it needs to obtain licenses to third party intellectual property, there is no assurance that the Company will be able to obtain such licenses on reasonable terms, if at all. The Company currently licenses the right to manufacture CMP machines employing an orbital motion in its 676, 776, 876, MomentumTM and Momentum 300TM from a semiconductor manufacturer.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 2, 2001.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

MEMC Electronics Materials Litigation

         On December 20, 1999, MEMC Electronics Materials, Inc. (“MEMC”) filed an action against IPEC Precision, Inc. (“IPI”), Integrated Process Equipment Corp. (“IPEC”), predecessor in interest to SpeedFam-IPEC Corporation (“SFC”), and SpeedFam-IPEC, Inc. (“SFI”) in the Circuit Court for St. Charles County, State of Missouri. An amended petition was filed on or about May 3, 2001. The amended petition alleges causes of action for breach of contract and quantum meruit/unjust enrichment arising out of a joint development agreement between MEMC and IPI. Plaintiff alleged that defendants failed to fulfill their obligations required by the parties’ joint development agreement and was seeking damages of approximately $7.4 million plus interest and attorneys’ fees.

         A settlement was reached with MEMC on October 5, 2001. The settlement agreement calls for a payment of $1.8 million to MEMC. In addition, the parties executed mutual releases of all claims relating to the joint development program existing as of September 27, 2001. SFI, SFC, IPEC, and IPI also agreed to transfer to MEMC all of their ownership or other interests, shares, or equity in Plasmasil, L.L.C. Pursuant to the settlement, MEMC will dismiss this litigation with prejudice.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

None

(b) Reports on Form 8-K.

8-K filed on October 10, 2001

SpeedFam-IPec, Inc.

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 11, 2001	/s/ J. Michael Dodson By J. Michael Dodson Secretary and Chief Financial Officer (Principal Financial Officer)

Date: October 11, 2001	/s/ G. Michael Latta By G. Michael Latta Corporate Controller (Principal Accounting Officer)