Form 10-Q
period 2001-12-01
SPEEDFAM IPEC INC
filed 2002-01-11
CIK 949301

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 1, 2001

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0-26784

SpeedFam-IPEC, Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-2421613

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 North 54th Street, Chandler, Arizona (Address of principal executive offices)	85226 (Zip Code)

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

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (December 31, 2001).

Common Stock, no par value: 30,381,539 shares

SpeedFam-IPEC, Inc.

Index

Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets December 1, 2001 and June 2, 2001	2

Condensed Consolidated Statements of Operations Second Quarter Ended and Two Quarters Ended December 1, 2001 and December 2, 2000	3

Condensed Consolidated Statements of Cash Flows Two Quarters Ended December 1, 2001 and December 2, 2000	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

PART II OTHER INFORMATION	22

SIGNATURES	24

EXHIBIT INDEX

Part I – Financial Information

SpeedFam-IPEC, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	December 1,	June 2,
	2001	2001
	(Unaudited)	(Audited)

Assets

Current assets:

Cash and cash equivalents	$37,180	$47,344

Short-term investments	1,900	13,495

Trade accounts receivable, net	30,837	60,619

Inventories	46,226	83,857

Shipped systems pending acceptance	7,909	13,953

Prepaid expenses and other current assets	3,438	4,549

Total current assets	127,490	223,817

Property, plant and equipment, net	62,328	75,241

Other assets	14,413	15,827

Total assets	$204,231	$314,885

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of long-term debt	$127	$229

Accounts payable	12,797	23,314

Deferred systems revenue	26,571	46,281

Accrued liabilities	17,178	18,675

Total current liabilities	56,673	88,499

Long-term liabilities:

Long-term debt	115,072	115,124

Other liabilities	4,549	5,321

Total long-term liabilities	119,621	120,445

Stockholders’ equity:

Common stock, no par value, 60,000 shares authorized, 30,318 and 30,116 shares issued and outstanding at December 1, 2001 and June 2, 2001, respectively	1	1

Additional paid-in capital	434,831	434,090

Retained earnings (deficit)	(407,639)	(328,977)

Accumulated comprehensive income	744	827

Total stockholders’ equity	27,937	105,941

Total liabilities and stockholders’ equity	$204,231	$314,885

See Accompanying Notes to Condensed Consolidated Financial Statements.

SpeedFam-IPEC, Inc.
Condensed Consolidated Statements of Operations
Second Quarter Ended and Two Quarters Ended December 1, 2001 and December 2, 2000
(in thousands, except per share data)

	Second Quarter Ended		Two Quarters Ended

	December 1,	December 2,	December 1,	December 2,
	2001	2000	2001	2000

Net sales	$25,827	$83,911	$66,909	$156,930

Cost of sales	57,910	56,776	89,605	113,861

Gross margin	(32,083)	27,135	(22,696)	43,069

Operating expenses:

Research, development and engineering	17,851	14,412	30,239	30,969

Selling, general and administrative	7,283	15,016	15,403	31,469

Litigation settlement costs	—	—	1,800	—

Restructuring charges	3,000	—	3,000	5,123

Total operating expenses	28,134	29,428	50,442	67,561

Operating loss	(60,217)	(2,293)	(73,138)	(24,492)

Other expense, net	(1,460)	(88)	(2,962)	(209)

Loss on disposal of investment in affiliate	—	—	—	(10,763)

Equity in net earnings of affiliates	—	—	—	110

Loss before income taxes and cumulative effect of accounting changes	(61,677)	(2,381)	(76,100)	(35,354)

Income taxes	—	—	—	—

Loss before cumulative effect of accounting changes	(61,677)	(2,381)	(76,100)	(35,354)

Cumulative effect of accounting changes	—	—	(2,582)	(36,542)

Net loss	$(61,677)	$(2,381)	$(78,682)	$(71,896)

Net loss per common share:

Basic and diluted:

Before cumulative effect of accounting changes	$(2.03)	$(0.08)	$(2.51)	$(1.18)

From cumulative effect of accounting changes	—	—	(0.09)	(1.22)

Net loss	$(2.03)	$(0.08)	$(2.60)	$(2.40)

Weighted average number of shares:

Basic and diluted	30,318	29,912	30,318	29,865

Amounts as if the fiscal 2002 accounting change to goodwill was applied retroactively:

Net loss	$(61,677)	$(2,145)	$(78,682)	$(71,439)

Net loss per share:

Basic and diluted	$(2.03)	$(0.07)	$(2.60)	$(2.39)

See Accompanying Notes to Condensed Consolidated Financial Statements.

SpeedFam-IPEC, Inc.
Condensed Consolidated Statements of Cash Flows
Two Quarters Ended December 1, 2001 and December 2, 2000
(in thousands)

	Two Quarters Ended

	December 1, 2001	December 2, 2000

Cash flows from operating activities

Net loss	$(78,682)	$(71,896)

Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:

Equity in net earnings of affiliates	—	(110)

Depreciation and amortization	8,074	8,831

Non-cash portion of restructuring and other charges	48,295	19,360

Cumulative effect of changes in accounting principles	2,582	36,542

Changes in assets and liabilities:

Decrease in trade accounts receivable	29,615	40,331

Increase in inventories, excluding restructuring charges	(1,855)	(37,571)

Decrease in shipped systems pending acceptance	6,044	1,144

(Increase) decrease in other current assets	1,103	(3,416)

Increase (decrease) in accounts payable	(10,485)	6,149

Increase (decrease) in deferred systems revenue	(19,926)	673

Increase in accrued liabilities	(4,554)	5,905

Net cash provided by (used in) in operating activities	(19,789)	5,942

Cash flows from investing activities

Purchases of short-term investments	—	(15,700)

Matured short-term investments	11,596	15,012

Capital expenditures	(1,877)	(9,555)

Other investing activities	(645)	(949)

Net cash provided by (used in) investing activities	9,074	(11,192)

Cash flows from financing activities

Proceeds from exercise of stock options and employee stock purchases	544	2,703

Principal payments on long-term debt	(20)	(1,356)

Net cash provided by financing activities	524	1,347

Effects of foreign currency rate changes on cash	27	(271)

Net decrease in cash and cash equivalents	(10,164)	(4,174)

Cash and cash equivalents at beginning of year	47,344	72,060

Cash and cash equivalents at end of quarter	$37,180	$67,886

See Accompanying Notes to Condensed Consolidated Financial Statements.

SpeedFam-IPEC, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

(1) BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of SpeedFam-IPEC, Inc (The Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for comprehensive financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Actual results may differ from these estimates. Operating results for the quarter or two quarters ended December 1, 2001 are not necessarily indicative of the results that may be expected for the year ending June 1, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 2, 2001.

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

(2) INVENTORIES

The components of inventory are as follows:

	December 1,	June 2,
	2001	2001

Raw materials	$18,973	$49,081

Work-in-process	17,415	19,422

Finished goods	9,838	15,354

	$46,226	$83,857

(3) ACCRUED LIABILITIES

         Accrued liabilities are as follows:

	December 1,	June 2,
	2001	2001

Accrued warranty and installation costs	$3,223	$6,156

Accrued payroll and benefits	2,172	3,361

Accrued merger, integration, and restructuring costs	3,908	1,719

Other accrued liabilities	7,875	7,439

	$17,178	$18,675

(4) COMPREHENSIVE LOSS

         The comprehensive loss is as follows:

	Second Quarter Ended		Two Quarters Ended

	December 1,	December 2,	December 1,	December 2,
	2001	2000	2001	2000

Net loss	$(61,677)	$(2,381)	$(78,682)	$(71,896)

Other comprehensive income (loss):

Unrealized gain (loss) on securities	(11)	93	(23)	313

Foreign currency translation adjustment	(171)	(675)	(60)	(413)

Comprehensive loss	$(61,859)	$(2,963)	$(78,765)	$(71,996)

         Accumulated other comprehensive income (loss) is as follows:

			Accumulated Other
	Foreign Currency	Unrealized Gain	Comprehensive Income
	Translation	(Loss) on Securities	(Loss)

Balance at June 2, 2001	$803	$24	$827

Two quarter change	(60)	(23)	(83)

Balance at December 1, 2001	$743	$1	$744

Balance at June 3, 2000	$1,239	$(487)	$752

Two quarter change	(413)	313	(100)

Balance at December 2, 2000	$826	$(174)	$652

(5) RESTRUCTURING AND OTHER CHARGES ASSOCIATED WITH THE INDUSTRY DOWNTURN

         During 2001 there was a significant decrease in the worldwide demand for semiconductor capital equipment. This decline has continued in 2002 and has resulted in inventory buildups in telecommunications products, slower than expected personal computer sales and overall slower global economic growth, causing many semiconductor manufacturers to reevaluate their capital spending plans. Several of the Company’s customers have rescheduled deliveries or canceled existing orders and the Company has experienced a substantial decline in new orders. Because the duration of this downturn in demand is longer than originally anticipated, the Company believes that purchases in the next upturn will be primarily for the Company’s Momentum™ products. As a result of the extended downturn, the Company recorded significant inventory write-downs for obsolete inventory and inventory in excess of forecasted requirements during the second quarter ended December 1, 2001. In addition, the Company implemented additional cost cutting measures during the quarter including the downsizing and consolidation of operations in the Phoenix, AZ, Portland, OR and Austin, TX areas. During the second quarter ended December 1, 2001, the Company recorded charges of $48.1 million which included inventory write-downs of $36.3 million; asset impairments of $8.5 million; lease termination costs of $1.1 million; $1.3 million in non-cancelable purchase commitments; and $0.9 million of other charges. The Company anticipates cash outlays of approximately $1.3 million over the next two quarters related to non-cancelable purchase commitments and approximately $1.1 million over the next three and a half years related to non-cancelable leases.

         These costs were classified in the statement of operations for the second quarter ended December 1, 2001 in cost of sales and operating expenses. The following table summarizes the classification of the restructuring and other charges:

Cost of sales	$37,602

Research and development costs	7,338

Selling, general and administrative costs	159

Restructuring charges	3,000

$48,099

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

         During the first quarter of 2001, the Company recorded charges totaling $10.8 million related to the loss on disposal of the Company’s 50% investment interest in the Far East Joint Venture and $8.4 million related to the Company’s exit from the manufacturing of wafer and disk polishing products as the Company is prohibited from manufacturing these products. The $8.4 million includes $3.3 million of inventory write-downs of raw materials and spare parts related to silicon wafer and thin film memory disk polishing products classified as a component of cost of sales. Impairment of fixed assets of the exited operations, severance costs for three employees including a former executive of the Far East Joint Venture and other charges associated with the Company’s exit from the manufacturing of wafer and disk polishing products totaled $5.1 million and were classified as restructuring charges.

(7) BUSINESS SEGMENT INFORMATION

         The Company classifies its products into three core business segments: (i) the CMP Group, which is comprised of the Company’s development and production of chemical mechanical planarization systems; (ii) the Surface Technology Group (STG), which is comprised of the distribution of high-throughput precision surface processing equipment used in thin film memory disk media and silicon wafer; and (iii) the Industrial Applications Group (IAG), which is comprised of the development and production of high-throughput precision surface processing equipment used in general industrial applications. Information concerning the Company’s business segments during the second quarter and two quarters ended December 1, 2001 and December 2, 2000 is as follows (in thousands):

	Second Quarter Ended		Two Quarters Ended

	December 1,	December 2,	December 1,	December 2,
	2001	2000	2001	2000

Net sales:

CMP Group	$17,801	$72,208	$50,420	$135,825

Surface Technology Group	4,364	7,203	9,379	12,737

Industrial Applications Group	3,662	4,500	7,110	8,368

Total net sales to unaffiliated customers	25,827	83,911	66,909	156,930

Segment operating profit (loss):

CMP Group	(54,285)	1,700	(62,678)	(6,881)

Surface Technology Group	(680)	409	(580)	(2,703)

Industrial Applications Group	240	584	839	1,513

Total segment operating profit (loss)	(54,725)	2,693	(62,419)	(8,071)

General corporate expense, net	(5,374)	(4,557)	(10,603)	(15,769)

Interest expense, net	(1,578)	(517)	(3,078)	(861)

	Second Quarter Ended		Two Quarters Ended

	December 1,	December 2,	December 1,	December 2,
	2001	2000	2001	2000

Loss on disposal of investment in affiliate	—	—	—	(10,763)

Equity in net earnings of affiliate	—	—	—	110

Loss before cumulative effect of accounting changes	$(61,677)	$(2,381)	$(76,100)	$(35,354)

(8) CHANGES IN ACCOUNTING PRINCIPLES

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 supercedes prior guidance and requires that goodwill no longer be amortized to earnings, but instead be annually reviewed for impairment. In addition, goodwill should be tested for impairment upon adoption. The Company adopted SFAS No. 142 in the first quarter of 2002 and recorded a cumulative effect of change in accounting principle for the write-off of goodwill of ($2.6) million, or ($0.09) per share, as of the beginning of 2002 (June 3, 2001). The impact of adoption was to reduce the loss before cumulative effect of accounting change for the second quarter of 2002 by $0.2 million or $0.01 per share and for the first two quarters of 2002 by $0.5 million or $0.02 per share. The circumstances leading to the impairment of goodwill primarily relate to current operating losses, the absence of positive cash flows and uncertainties resulting from the duration and severity of the industry downturn. The fair value of the reporting units, which correspond to the Company’s business segments, were estimated using quoted market prices. Net loss for the second quarter of 2001 would have been ($2.1) million or ($0.07) per share and the net loss for the first two quarters of 2001 would have been ($71.4) million or ($2.39) per share, if the accounting change related to goodwill required by SFAS No. 142 had been applied to those periods.

         The Company generates revenue from the sale of systems, spare parts and service contracts. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” addressing the timing of revenue recognition for sales of products that involve contractual customer acceptance provisions and installation if these events occur following shipment of the product and transfer of title. The Company adopted SAB 101 in the third quarter of 2001 and in accordance with SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” the Company recorded the cumulative effect of the change in accounting principle of ($36.5) million, or ($1.22) per share, as of the beginning of the year (June 4, 2000) as a charge in the first quarter ended September 2, 2000. The previously reported results for the first and second quarters of 2001 prior to the adoption of SAB 101 were restated to reflect the new revenue recognition method. The impact of this restatement on the second quarter of 2001 was to decrease the loss before cumulative effect of accounting changes by $1.2 million, or $0.04 per share, and for the first two quarters of 2001 the impact was to increase the loss before cumulative effect of accounting changes by $2.6 million or $0.09 per share.

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

(9) COMMITMENTS AND CONTINGENCIES

         MEMC Electronics Materials Litigation

         On December 20, 1999, MEMC Electronics Materials, Inc. (“MEMC”) filed an action against IPEC Precision, Inc. (“IPI”), Integrated Process Equipment Corp. (“IPEC”), predecessor in interest to SpeedFam-IPEC Corporation (“SFC”), and SpeedFam-IPEC, Inc. (“SFI”) in the Circuit Court for St. Charles County, State of Missouri. An amended petition was filed on or about May 3, 2001. The amended petition alleged causes of action for breach of contract and quantum meruit/unjust enrichment arising out of a joint development agreement between MEMC and IPI. Plaintiff alleged that defendants failed to fulfill their obligations required by the parties’ joint development agreement and was seeking damages of approximately $7.4 million plus interest and attorneys’ fees.

         A settlement was reached with MEMC on October 5, 2001. The settlement agreement called for a payment of $1.8 million to MEMC. In addition, the parties executed mutual releases of all claims relating to the joint development program existing as of September 27, 2001. SFI, SFC, IPEC, and IPI also agreed to transfer to MEMC all of their ownership or other interests, shares, or equity in Plasmasil, L.L.C for which no carrying values had been recorded in the Company’s consolidated financial statements. Pursuant to the settlement, MEMC dismissed this litigation with prejudice.

         Raytheon Aircraft Company Litigation

         On October 4, 2000, Raytheon Aircraft Company (Raytheon) filed an action against Integrated Process Equipment Corporation, IPEC Planar, Inc. and SpeedFam-IPEC, Inc. in the United States District Court for the District of Kansas. In the action, Raytheon alleged damages arising from its purchase of a wire cutting and laser marking system (System) from Gaard Automation Inc., predecessor in interest to the Company. Raytheon sought more than $6.5 million in damages.

         The Company answered Raytheon’s claims on behalf of all defendants on February 5, 2001, asserting that the System performed properly under the terms of the contract. Alternatively, the Company contended that the problems experienced by Raytheon, if any, were caused by failure of a major component of the System not manufactured by the Company (i.e., the laser marker). As a result, on June 4, 2001, the Company brought a Third Party Complaint against Spectrum Technologies PLC (Spectrum), the United Kingdom-based manufacturer of this major component.

         After discovery of key witnesses and documents was conducted, the parties agreed to mediation in November, 2001. The mediation was successful and a settlement was reached. As a result, the matter has been dismissed.

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

         The Company sells its products and services to three market segments: (1) semiconductor device manufacturers (CMP Group), (2) thin film memory disk media and silicon wafer manufacturers (Surface Technology Group or STG Group), and (3) manufacturers of general industrial components (Industrial Applications Group or IAG Group). Over the last three years, a substantial majority of the Company’s total revenue has been derived from the sales of products and services by the CMP Group.

         The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, the 2002 fiscal year ends on June 1, 2002 and the 2001 fiscal year ended on June 2, 2001. All references to quarters and years relate to fiscal quarters and fiscal years unless otherwise noted.

         During 2001 there was a significant decrease in the worldwide demand for semiconductor capital equipment. This decline has continued in 2002 and has resulted in inventory buildups in telecommunications products, slower than expected personal computer sales and overall slower global economic growth, causing many semiconductor manufacturers to reevaluate their capital spending plans. Several of the Company’s customers have rescheduled deliveries or canceled existing orders and the Company has experienced a substantial decline in new orders. Because the duration of this downturn in demand is longer than originally anticipated, the Company believes that purchases in the next upturn will be primarily for the Company’s Momentum™ products. As a result of the extended downturn, the Company has recorded significant inventory write-downs for obsolete inventory and inventory in excess of forecasted requirements, charges related to asset impairments, charges related to the downsizing and consolidation of operations and severance costs in connection with across-the-board headcount reductions. Furthermore, the Company implemented measures to reduce discretionary spending.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but are reviewed at least annually for impairment at the reporting unit level. The impairment test under SFAS 142 is based on a two-step process involving; 1) comparing the estimated fair value of the related reporting unit to its net book value, and 2) comparing the estimated implied fair value of goodwill to its carrying value. The Company elected early adoption of SFAS 142 in the first quarter of 2002. Based on the implementation of the non-amortization, impairment-only accounting approach, it was determined that an impairment charge of $2.6 million representing the carrying value of goodwill as of June 3, 2001 should be recorded. Accordingly, the Company recorded the cumulative effect of the change in accounting principle of ($2.6) million, or ($0.09) per share, as of the beginning of 2002 (June 3, 2001) as a charge in the first quarter of 2002. Net loss for the second quarter of 2001 would have been ($2.1) million or ($0.07) per share and for the first two quarters of 2001 the net loss would have been ($71.4) million or ($2.39) per share, if the accounting change related to goodwill required by SFAS No. 142 had been applied to those periods.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” addressing the timing of revenue recognition for sales of products that involve contractual customer acceptance provisions and installation if these events occur following shipment of the product and transfer of title. The Company adopted SAB 101 in the third quarter of 2001, retroactive to the beginning of 2001. As a result of the adoption of SAB 101, the Company changed its revenue recognition policy and recorded the cumulative effect of the change in accounting principle of ($36.5) million, or ($1.22) per share, as of the beginning of 2001 as a charge in the first quarter of 2001. The previously reported results for the first quarter of 2001 prior to the adoption of SAB 101 were restated to reflect the new revenue recognition method. The impact of this restatement on the second quarter of 2001 was to decrease the loss before cumulative effect of accounting changes by $1.2 million, or $0.04 per share, and for the first two quarters of 2001 the impact was to increase the loss before cumulative effect of accounting changes by $2.6 million or $0.09 per share.

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

Results of Operations

         The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net sales:

	Second Quarter Ended		Two Quarters Ended

	December 1,	December 2,	December 1,	December 2,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	224.2	67.7	133.9	72.6

Gross margin	(124.2)	32.3	(33.9)	27.4

Research, development and engineering	69.1	17.2	45.2	19.7

Selling, general and administrative	28.2	17.9	23.0	20.1

Litigation settlement costs	—	—	2.7	—

Restructuring charges	11.6	—	4.5	3.3

Operating loss	(233.2)	(2.7)	(109.3)	(15.6)

Other expense, net	(5.7)	(0.1)	(4.4)	(0.1)

Loss on sale of joint venture interest	—	—	—	(6.9)

Equity in net earnings of affiliates	—	—	—	0.1

Loss before cumulative effect of accounting change	(238.8)	(2.8)	(113.7)	(22.5)

Cumulative effect of accounting change	—	—	(3.9)	(23.3)

Net loss	(238.8)%	(2.8)%	(117.6)%	(45.8)%

         Net Sales. Net sales for the second quarter of 2002 were $25.8 million, down 69% from net sales of $83.9 million in the second quarter of 2001. Net sales of CMP products for the second quarter of 2002 totaled $17.8 million, or 69% of net sales, compared to $72.2 million, or 86% of net sales, in the second quarter of 2001. Net sales for the first two quarters of 2002 were $66.9 million, down 57% from net sales of $156.9 million for the first two quarters of 2001. Net sales of CMP products for the first two quarters of 2002 totaled $50.4 million, or 75% of net sales, compared to $135.8 million, or 87% of net sales, in the first two quarters of 2001. Sales of CMP systems products decreased in 2002 due to the slowing of worldwide demand for semiconductor manufacturing equipment caused by a rapid decline in demand for semiconductor devices. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth have caused semiconductor companies to reevaluate their capital spending plans. A number of the Company’s customers revised the timing of their capital spending and rescheduled deliveries of or canceled existing orders, resulting in the postponement of equipment deliveries and a decline in new orders and net sales.

         Net sales of the Surface Technology Group (STG) in the second quarter of 2002 accounted for $4.4 million, or 17% of net sales, compared to $7.2 million, or 9% of net sales, in the second quarter of 2001. Net sales in the first two quarters of 2002 accounted for $9.4 million, or 14% of net sales, compared to $12.7 million, or 8% of net sales, in the first two quarters of 2001. During 2002, thin film memory disk manufacturers continued to experience manufacturing over-capacity, which in turn reduced capital spending. In addition, this over-capacity situation has created a larger market for used equipment making it even more difficult to sell new equipment. While the Company continues to actively pursue sales of consumable products, the Company does not foresee a return of high volume equipment sales to this market. The silicon wafer market has also experienced continued softness in demand due to ongoing manufacturing over-capacity caused by various factors including available capacity and increased production efficiencies due to the fact that more chips can be produced on a given wafer.

         Net sales of the Industrial Applications Group (IAG) in the second quarter of 2002 totaled $3.6 million, or 14% of net sales, compared to $4.5 million or 5% of net sales, in the second quarter of 2001. Net sales in the first two quarters of 2002 totaled $7.1 million, or 11% of net sales, compared to $8.4 million or 5% of net sales, in the first two quarters of 2001.

         Gross Margin. In the second quarter of 2002, gross margin was ($32.1) million, or (124%) of net sales, compared to $27.1 million, or 32% of net sales, in the second quarter of 2001. In the first two quarters of 2002, gross margin was ($22.7) million, or (34%) of net sales, compared to $43.1 million, or 27% of net sales, in the first two quarters of 2001. Because the length and severity of the industry downturn is longer that originally anticipated, the Company believes that purchases in the next upturn will be primarily for the Momentum™ products. As a result of the extended downturn, the Company recorded a one-time charge of $37.6 million to cost of goods sold during the quarter for the write-down of obsolete inventory and inventory in excess of forecasted requirements and the recognition of liabilities related to outstanding purchase commitments. Excluding this write-down, gross margin was $5.5 million, or 21% of sales, during the second quarter of 2002, and was $14.9 million, or 22% of net sales for the first two quarters of 2002. The Company’s gross margins are below historical levels due primarily to decreased production volume resulting in lower overhead absorption on a reduced revenue base. During the industry downturn, the Company expects this trend of reduced gross margins to continue. The Company’s gross margin has fluctuated significantly in the past and will continue to fluctuate based on several factors including the severity and duration of the current industry downturn, revenue recognition under SAB 101, product mix, overhead absorption levels, inventory write-downs, and costs associated with the introduction of new products.

         Research, Development and Engineering. In the second quarter of 2002, research, development and engineering expenses increased to $17.9 million, or 69% of net sales, compared to $14.4 million, or 17% of net sales, in the second quarter of 2001. In the first two quarters of 2002, research, development and engineering expenses were $30.2 million, or 45% of net sales, compared to $30.9 million, or 20% of net sales, in the first two quarters of 2001. Research, development and engineering expense in the second quarter of 2002 included $7.4 million in one-time charges related to the asset impairment of certain legacy tools located in our labs which will no longer be used for ongoing research and development programs, as well as capitalized costs associated with certain patents. During the first quarter of 2001, research, development and engineering expenses included an asset impairment charge of $2.4 million for equipment that was designed by the Far East Joint Venture. The Company expects to continue investing substantial resources in research, development and engineering programs.

         Selling, General and Administrative. In the second quarter of 2002, selling, general and administrative expenses decreased to $7.3 million, or 28% of net sales, compared to $15.0 million, or 18% of net sales, in the second quarter of 2001. In the first two quarters of 2002, selling, general and administrative expenses decreased to $15.4 million, or 23% of net sales, compared to $31.5 million, or 20% of net sales, in the first two quarters of 2001. During the first two quarters of 2002, selling, general and administrative expense decreased by $16.1 million or 51%, from the first two quarters of 2001, as a result of certain cost cutting measures which were implemented by the Company in response to the industry wide downturn. These cost cutting measures were partially offset by increased legal fees incurred related to the settlement of two outstanding litigation cases. In addition, during 2001, significant marketing and promotional costs were incurred in connection with product launch activities related to the introduction of the Company’s new products, the Momentum™ and the Auriga Vision™.

         Litigation settlement costs. On October 5, 2001, the Company settled its outstanding litigation with MEMC. In connection with this settlement the Company agreed to pay MEMC $1.8 million, which was expensed in the second quarter of 2002.

         Restructuring Charges. During 2001 there was a significant decrease in the worldwide demand for semiconductor capital equipment. This decline has continued in 2002 and has resulted in inventory buildups in telecommunications products, slower than expected personal computer sales and overall slower global economic growth, causing many semiconductor manufacturers to reevaluate their capital spending plans. Several of the Company’s customers have rescheduled deliveries or canceled existing orders and the Company has experienced a substantial decline in new orders. Because the duration of this downturn in demand is longer than originally anticipated, the Company recorded a restructuring charge in the second quarter of 2002 of $3.0 million for the downsizing and consolidation of operations in the Phoenix, AZ, Portland, OR and Austin, TX areas.

         During the first quarter of 2001, the Company recorded charges of $5.1 million that primarily related to restructuring associated with the Company’s plan to exit from the manufacturing of silicon wafer and thin film memory disk polishing equipment, as required by the distribution agreement with Obara. Approximately $2.7 million related to the impairment of fixed assets of the exited operations; $1.2 million related to severance costs for three employees including a former executive of the Far East Joint Venture; and $1.2 million related to other restructuring charges associated with the Company’s exit from the manufacturing of wafer and disk polishing products.

         Other Expense, net. Other expense, net increased to $1.4 million during the second quarter of 2002 from $0.1 million during the same period a year ago. Other expense, net for the first two quarters of 2002 increased to $3.0 million compared to $0.2 million for the same period a year ago. This increase primarily resulted from lower average balances in cash, cash equivalents and short-term investments as well as a reduction in interest rates yielding lower interest income to offset interest expense on the Company’s long-term debt.

         Provision for Income Taxes. At the end of the second quarter of 2002 and 2001, the Company established a valuation allowance for deferred tax assets generated by its operating losses and is in a net operating loss carry-forward position. As a result, the effective tax rate for the second quarter of 2002 and 2001 was zero. While the Company will reassess its tax situation each quarter, the Company expects that its effective tax rate will approximate zero throughout 2002.

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

         For the first two quarters of 2001, equity in net earnings of affiliates was $0.1 million.

Liquidity and Capital Resources

         As of December 1, 2001, the Company had $39.1 million in cash, cash equivalents and short-term investments, compared to $60.8 million at June 2, 2001. During the first two quarters of 2002, the Company had $19.8 million of cash used in operating activities compared to cash provided of $5.9 million from operating activities during the same period in 2001. The net loss of $78.7 million included non-cash items totaling $59.0 million: the cumulative effect of change in accounting principle of $2.6 million, depreciation and amortization expense of $8.1 million, 401(k) stock match of $0.2 million and one-time charges of $48.1 million.

         Net cash provided by investing activities totaled $9.1 million during the first two quarters of 2002 compared with net cash used of $11.2 million during the same period in 2001. Cash was provided from the maturity of short-term investments of $11.6 million and offset by capital expenditures and other investing activities of $2.5 million during the first two quarters of 2002.

         Financing activities provided cash of $0.5 million during the first two quarters of 2002 compared with approximately $1.3 million during the same period of 2001. The sale of stock to employees and the exercise of stock options generated proceeds of $0.5 million during the first two quarters of 2002.

         The Company has incurred operating losses of $73.1 million in the first two quarters of 2002, and $86.5 million in 2001. Coinciding with these operating losses, the Company has incurred a decrease in its cash and investment balances of $21.7 million and $39.4 million in 2002 and 2001.

         Due to the continuation and severity of the industry-wide downturn, the Company has implemented additional cost-cutting measures during the first two quarters of 2002, which include further decreases in discretionary spending and reductions in worldwide headcount. Despite the expected continuation of the industry-wide downturn and uncertainty associated with the introduction of new products, and taking into account the Company’s actions to restructure and downsize the Company, management believes that the Company’s current cash and investment balances along with net cash generated through operations will be sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the remainder of fiscal 2002. However, due to significant uncertainties related to the duration and severity of the semiconductor industry downturn and overall economic conditions, the Company is currently evaluating additional sources of funds and reduction in expenses in order to strengthen its working capital position. The Company is also reviewing various ways of improving its balance sheet. Based on discussions with various lenders, the Company believes that the sources of funds available include, but are not limited to, a line of credit facility and term debt. If the Company were to raise additional funds, or restructure its balance sheet through the issuance of equity. Company shareholders would be diluted. In addition, these equity securities may have rights, preferences or privileges senior to the Company’s common stock.

         Subsequent to the end of the December 2, 2001 quarter, the Company entered into a sale/leaseback transaction with respect to its corporate headquarters. If the transaction closes, it would yield approximately $31.5 million in net proceeds to the Company, and the Company would enter into a 15 year lease with monthly payments of approximately $383,000. The transaction is subject to customary closing conditions (including due diligence).

Impact of Recently Issued Accounting Standards

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144, which replaces SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS 144 also broadens disposal transactions reporting related to discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the effects SFAS 144 will have on its financial position, results of operations or cash flows but does not anticipate that the impact will be significant.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. SpeedFam-IPEC claims the protection of the safe-harbor for forward-looking statements contained in those Sections. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this report relate to, but are not limited to: (i) the continuing softness in demand for thin film memory disk equipment; (ii) continuing fluctuation and reduction in gross margins; (iii) continuing investment in research, development, and engineering programs; and (iv) management’s belief that current cash and investment balances along with cash generated through operations will be sufficient to meet the Company’s cash needs. Forward-looking statements involve risks, uncertainties and other factors that may cause actual results, performance or achievements of SpeedFam-IPEC to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect SpeedFam-IPEC’s results and cause them to materially differ from those contained in the forward-looking statements include those listed below under the heading “Certain Factors Affecting SpeedFam-IPEC’s Business.” Forward-looking statements speak only as of the date the statement was made. SpeedFam-IPEC does not undertake and specifically declines any obligation to update any forward-looking statements.

CERTAIN FACTORS AFFECTING SPEEDFAM-IPEC’S BUSINESS

         Our business is subject to numerous risks, including those discussed below. If any of the events described in these risks occurs, our business, financial condition and results of operations could be seriously harmed.

         We are using substantial cash reserves to fund operations during the industry downturn, and there can be no assurance we will be able to achieve positive cash flow in the foreseeable future. As of December 1, 2001, we had $39.1 million in cash, cash equivalents and short-term investments, compared to $60.8 million at June 2, 2001. During the first two quarters of 2002, we used $19.8 million in operating activities compared to generating cash from operations of $5.9 million during the same period of the prior year. We are currently exploring options to restructure our balance sheet and generate positive cash flow, including a reduction in operating expenses and a sale-leaseback transaction involving our Chandler facility. However, we have experienced a significant decrease in revenues and orders. We can provide no assurances that we will achieve a positive cash flow position in the future.

         Our current capital structure includes a substantial amount of subordinated debt that may contribute to the erosion of the equity value of our outstanding common stock. We currently have $115 million in subordinated debt that is senior to our common stock. Interest payments on this debt amount to approximately $7 million per year. We are evaluating various ways to restructure our balance sheet, which could include restructuring the debt, issuing additional common stock, or other alternatives. We can provide no assurances that we will be able to accomplish a restructuring or that any restructuring will benefit shareholders.

         Our current business model is predicated on closing and fulfilling the successful launch and market acceptance of our Momentum™ and Momentum300™ products. Our failure to win qualification contests and obtain volume orders for our 300 millimeter and/or copper-based wafers would materially adversely affect our revenues and operations. A significant portion of our projected revenue depends on sales of our Momentum™ product. Although initial customer reaction to Momentum™ has been positive, this response may not translate into sales of Momentum™ on the scale or in the time frame we anticipate. For instance, market conditions in the semiconductor industry have caused and may continue to cause potential purchasers of Momentum™ to delay investment in new equipment, which could reduce demand for Momentum™. If we are unable to close anticipated orders or fulfill orders for the Momentum™ product, our revenues, cash flow and profitability will be adversely affected.

         In particular, we must succeed in selling CMP equipment for 300 millimeter and/or copper-based wafers in order to increase our revenue and maintain market share. If we fail to win qualification contests for 300 millimeter and/or copper-based wafers, we may experience difficulty achieving volume sales of the next-generation equipment to semiconductor manufacturers, which could result in declining revenues. In addition, rollout of Momentum 300™ may be slowed due to manufacturing problems, unforeseen technical problems with the Momentum 300™ product itself or changes in the CMP marketplace that differ from our expectations.

         Our dependence on selling a small number of high-priced machines to a small number of major customers may lead to reduced revenues and profits should our customers delay or cancel delivery orders. We derive a significant portion of our revenue from the sale of a relatively small number of high-priced CMP systems to a select group of CMP customers. The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry, would damage our business and results of operations.

         Orders in backlog may not result in future revenue if customers cancel or reschedule orders. We include in backlog only those customer orders for which we have accepted purchase orders. Expected revenue may be lower if customers cancel or reschedule orders, which they can generally do without penalty. For instance, during the first two quarters of 2002, we adjusted approximately $17 million out of our backlog for orders that were canceled or had shipment dates that were not scheduled within the next twelve months.

         The downturn in the semiconductor industry has led and may continue to lead to decreased revenue. During 2001 and the first two quarters of 2002, slowing worldwide demand for semiconductors resulted in significant inventory buildups for semiconductor companies and a rapid decline in demand for semiconductor manufacturing equipment. Presently, we have little visibility regarding how long the semiconductor industry downturn will last or how severe the downturn will be. During the first two quarters of 2002, we experienced certain cancellations and pushouts of orders for our products. If the downturn continues or worsens, we may experience greater levels of cancellations and/or pushouts of orders for our products in the future.

         Our quarterly results of operations could fluctuate due to factors outside of our control, which may cause fluctuations and a corresponding decrease to the price of our common stock. Our quarterly operating results may fluctuate for reasons that are not within our control, including:

•	industry demand for capital equipment, which depends on economic conditions in the semiconductor, memory disk and silicon wafer markets;

•	timing of new product introductions;

•	ability to develop and implement new technologies;

•	timing, cancellation or delay of customer orders, shipments and acceptance;

•	unexpected costs associated with sales and service of the CMP tools and processes;

•	foreign currency exchange rates; and

•	announcements regarding restructuring, technological innovations, departures of key officers or employees, or the introduction of new products.

         The fluctuation of our quarterly operating results, as well as other factors, could cause the market price of our common stock to fluctuate and decrease. Some of these factors include:

•	the announcement of new customers or the loss of significant customers;

•	changes in earnings estimates or recommendations by securities analysts, or our failure to achieve analysts’ earnings estimates; and

•	general market conditions and other factors, including factors unrelated to our operating performance or that of our competitors.

         In addition, the stock prices of many companies in the semiconductor industry have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These factors and price fluctuations may materially and adversely affect the market price of our common stock. Investors in our common stock should be willing to incur the risk of such price fluctuations.

         If the market price of our stock is adversely affected, we may experience difficulty in raising capital. In addition, we may become the object of securities class action litigation. If we are sued in a securities class action lawsuit, we may incur substantial costs and management’s attention and resources may be diverted.

         We face intense competition, including from companies with greater resources. This competitive pressure could lead to continued decreases in revenues and may adversely affect our operating results. Several companies currently market CMP systems that directly compete with our products, including Applied Materials, Inc. and Ebara Corporation. For several reasons, we may not compete effectively with competitors. These reasons include:

•	Some competitors may have greater financial resources and be in better financial condition than us. They also may have more extensive engineering, manufacturing, marketing and customer service and support capabilities.

•	Some competitors may supply a broader range of semiconductor capital equipment than we may. As a result, these competitors may have better relationships with semiconductor manufacturers, including our current and potential customers.

•	We expect competitors to continue to improve their existing technology and introduce new products.

•	Other capital equipment manufacturers not currently involved in the development of CMP systems may enter the market or develop technology that reduces the need for our products.

•	Once a semiconductor manufacturer commits to purchase a competitor’s equipment, the manufacturer generally relies on that equipment for an entire production line and continues to purchase that equipment exclusively for an extended period of time.

         Increased competitive pressure could lead to lost revenue from sales for our products, which may damage our business. There can be no assurance that we will be able to compete successfully in the future.

         Lost revenue from the semiconductor industry downturn, the general economic slowdown and/or increased competition could continue to lead to a reduction in revenues and gross margins. If we experience continued reductions in revenue from lost sales or price reductions for our products for any reason, including a continued downturn in the semiconductor industry, a general economic slowdown in the United States or increased competition, our gross margins will continue to be reduced and could lead to further operating losses. For instance, net sales for the first two quarters of 2002 were $66.9 million, down 57.6% from net sales of $156.9 million in the first two quarters of 2001. Gross margin for the first two quarters of 2002, excluding one-time charges, were similarly down from $43.1 million to $14.9 million.

         We may not develop products in time to meet changing technologies, which could lead to reduced revenue and market share. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. The success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors including:

•	product selection;

•	timely and efficient completion of product design and development;

•	timely and efficient implementation of manufacturing and assembly processes;

•	product performance in the field; and

•	effective sales and marketing.

         If we are unable to timely develop new products, we will likely experience reduced revenue and market share.

         Product or process development problems could harm our results of operations. Our products are complex, and from time to time have defects or bugs that are difficult and costly to fix. This can harm our results of operations in the following ways:

•	We incur substantial costs to ensure the functionality and reliability of products earlier in their life cycle. This can reduce orders, increase manufacturing costs, adversely impact working capital and increase service and warranty expenses.

•	We require significant lead-times between product introduction and commercial shipment. As a result, we may have to write off inventory and other assets related to products and could lose customers and revenue.

         There can be no assurance that we will be successful in preventing product and process development problems that could potentially harm the Company’s results of operations.

         Our business is highly cyclical and industry downturns are likely to damage our operating results. Our business depends substantially on the capital expenditures of semiconductor manufacturers and, to a lesser extent, thin film memory disk and silicon wafer manufacturers. These industries are highly cyclical. Semiconductor manufacturers continue to experience softening demand for their products, which has caused companies to delay or cancel the acquisition of capital equipment and other products used in the manufacturing process, including the products we offer. These industry downturns have in the past and are expected in the future to damage our business and operating results.

         Our dependence on international sales, particularly in Asia and Europe, subject us to a risk of decreased revenues. International sales accounted for 62% of our total revenue for the first two quarters of 2002, 61% for 2001, and 70% for 2000. We expect that international sales will continue to account for a significant portion of total revenue in future periods.

         International sales are subject to risks, including:

•	foreign exchange issues;

•	political, economic and regulatory environment of the countries where customers are located;

•	collection of accounts receivable;

•	inadequate intellectual property protection; and

•	intense price competition.

         Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner could negatively affect our business. We use numerous suppliers to supply parts, components and subassemblies for the manufacture and support of its products. In addition, some key parts may be obtained only from a single supplier or a limited group of suppliers. If we do not receive a sufficient quantity of parts in a timely and cost-effective manner to meet our production requirements, the results of our operations may be damaged.

         If we are unable to protect our intellectual property, our business could suffer. Our intellectual property portfolio is very important to our success. We may not be able to protect our technology because:

•	pending and new patent applications may not be approved in a timely manner or approved at all;

•	third parties may try to challenge or invalidate existing patents and new patents;

•	policing unauthorized use of intellectual property is difficult and expensive;

•	the laws of some foreign countries do not protect intellectual property rights as much as U.S. laws; and

•	competitors may independently develop similar technology or design around our intellectual property.

         Third parties may prevent us from selling products that allegedly infringe on those third parties’ intellectual property rights. We cannot be certain that third parties will not in the future claim that our products infringe their intellectual property rights. Third parties may:

•	bring claims of patent, copyright or trademark infringement;

•	obtain patents or other intellectual property rights that limit the Company’s ability to do business or require us to license or cross-license technology; and

•	bring costly, time consuming lawsuits.

         Third parties hold many patents relating to CMP machines and processes, which expose us to the possibility that we may be forced to cease production of our products. In the event we lose any of its intellectual property rights or otherwise determine that we need to obtain licenses to third party intellectual property, there is no assurance that we will be able to obtain such licenses on reasonable terms, if at all. If we are unable to secure the necessary licenses, we may be forced to cease at least a portion of our operations.

         Our dependence on key management and technical personnel subjects us to the risk that we lose or will be unable to hire people with the necessary qualifications. Our performance and ability to execute is substantially dependent on the performance of our executive officers and key technical and engineering employees. Losing the services of any of these executive officers or key employees could damage our business.

         Our future success also depends on our ability to identify, hire, train and retain other highly qualified managerial and technical personnel. Competition for such personnel is intense. If we are not successful in identifying, hiring, training and retaining such personnel, it could damage our business.

         We are subject to environmental regulations. Our inability or failure to comply with these regulations could adversely affect our business. We are subject to environmental regulations in connection with our business operations, including but not limited to regulations related to the development, manufacturing and use of its products. From time to time, we receive notices alleging violations of these regulations. It is our policy to respond promptly to these notices and to take necessary corrective action. Failure or inability to comply with existing or future environmental regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacturing or use of certain of its products, each of which could damage our financial condition and results of operations.

         We use financial instruments that potentially subject us to concentrations of credit risk. We enter into foreign exchange contracts to hedge certain firm commitments denominated in foreign currencies, primarily Japanese yen. We also invest our cash in deposits in banks, money market funds, government and corporate debt securities. These investments expose us to possible losses that could damage our business.

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

         A settlement was reached with MEMC on October 5, 2001. The settlement agreement calls for a payment of $1.8 million to MEMC. In addition, the parties executed mutual releases of all claims relating to the joint development program existing as of September 27, 2001. SFI, SFC, IPEC, and IPI also agreed to transfer to MEMC all of their ownership or other interests, shares, or equity in Plasmasil, L.L.C. Pursuant to the settlement, MEMC dismissed this litigation with prejudice.

         Raytheon Aircraft Company Litigation

         On October 4, 2000, Raytheon Aircraft Company (Raytheon) filed an action against Integrated Process Equipment Corporation, IPEC Planar, Inc. and SpeedFam-IPEC, Inc. in the United States District Court for the District of Kansas. In the action, Raytheon alleged damages arising from its purchase of a wire cutting and laser marking system (System) from Gaard Automation Inc., predecessor in interest to the Company. Raytheon sought more than $6.5 million in damages.

         The Company answered Raytheon’s claims on behalf of all defendants on February 5, 2001, asserting that the System performed properly under the terms of the contract. Alternatively, the Company contended that the problems experienced by Raytheon, if any, were caused by failure of a major component of the System not manufactured by the Company (i.e., the laser marker). As a result, on June 4, 2001, the Company brought a Third Party Complaint against Spectrum Technologies PLC (Spectrum), the United Kingdom-based manufacturer of this major component.

         After discovery of key witnesses and documents was conducted, the parties agreed to mediation in November, 2001. The mediation was successful and a settlement was reached. As a result, the matter has been dismissed.

         The Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Management believes that these matters will be resolved without a material effect on the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         On October 12, 2001, the Company held its 2001 Annual Meeting of Stockholders. At the Annual Meeting, the stockholders (i) elected to the Board of Directors Peter J. Simone, Richard J. Faubert, Neil R. Bonke, Richard S. Hill, Kenneth Levy, and Carl Neun; and (ii) and ratified the re-appointment of KPMG LLP as the Company’s independent auditors.

         The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Directors, the number of votes withheld) with respect to such matter:

	Votes For	Votes Withheld

Election of Directors:

Peter J. Simone	28,210,717	282,988

Richard J. Faubert	24,786,398	3,707,307

Neil R. Bonke	27,744,473	749,232

Richard S. Hill	25,037,555	3,456,150

Kenneth Levy	26,034,929	2,458,776

Carl Neun	28,196,890	296,815

	Votes For	Votes Against	Abstentions	Broker Non-Votes

Ratification of Auditors	24,412,308	59,720	21,677	0

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit	Description

3.1*(1)	Articles of Incorporation of SpeedFam International, Inc.

3.2*(2)	Bylaws

10.1	Employment Agreement between the Registrant and Robert Carey date September 11, 2001

*	Previously filed

(1)	Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q for the quarter ended November 30, 1997 (Exchange Act File No. 0-26784)

(2)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-K for the fiscal year ended December 1, 2001 (Exchange Act File No. 0-26784)

         (b)  Reports on Form 8-K.

Registrant filed the following reports on Form 8-K during the period of September 2, 2001 to December 1, 2001:

Current Report on Form 8-K dated October 10, 2001 filing a press release and reporting under Item 5 the settlement of litigation between the Registrant and MEMC Electronics Materials, Inc.

SpeedFam-IPec, Inc.

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	January 11, 2002	/s/ J. Michael Dodson By J. Michael Dodson Secretary and Chief Financial Officer (Principal Financial Officer)

Date:	January 11, 2002	/s/ G. Michael Latta By G. Michael Latta Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1*(1)	Articles of Incorporation of SpeedFam International, Inc.

3.2*(2)	Bylaws

10.1	Employment Agreement between the Registrant and Robert Carey date September 11,2001

*	Previously filed

(1)	Incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q for the quarter ended November 30, 1997 (Exchange Act File No. 0-26784)

(2)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-K for the fiscal year ended December 1, 2001 (Exchange Act File No. 0-26784)