Form 10-Q
period 2002-03-02
SPEEDFAM IPEC INC
filed 2002-04-10
CIK 949301

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 2, 2002

Transition Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0-26784

SpeedFam-IPEC, Inc.
(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-2421613 (I.R.S. Employer Identification Number)

305 North 54th Street, Chandler, Arizona (Address of principal executive offices)	85226 (Zip Code)

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

Yes   No

         The Registrant had 30,602,532 shares of its common stock, no par value, outstanding as of March 31, 2002.

SpeedFam-IPEC, Inc.

Index

                                  Part 1 — Financial Information

SpeedFam-IPEC, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	March 2,	June 2,
	2002	2001
	(Unaudited)	(Audited)

Assets

Current assets:

Cash and cash equivalents	$36,164	$47,344

Short-term investments	—	13,495

Trade accounts receivable, net	20,959	60,619

Inventories	39,622	83,857

Shipped systems pending acceptance	6,668	13,953

Prepaid expenses and other current assets	2,511	4,549

Total current assets	105,924	223,817

Property, plant and equipment, net	60,773	75,241

Other assets	15,627	15,827

Total assets	$182,324	$314,885

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of long-term debt	$87	$229

Accounts payable	10,067	23,314

Deferred systems revenue	18,061	46,281

Accrued liabilities	16,150	18,675

Total current liabilities	44,365	88,499

Long-term liabilities:

Long-term debt	115,043	115,124

Other liabilities	4,789	5,321

Total long-term liabilities	119,832	120,445

Stockholders’ equity:

Common stock, no par value, 60,000 shares authorized, 30,602 and 30,116 shares issued and outstanding at March 2, 2002 and June 2, 2001, respectively	1	1

Additional paid-in capital	435,406	434,090

Retained deficit	(418,072)	(328,977)

Accumulated comprehensive income	792	827

Total stockholders’ equity	18,127	105,941

Total liabilities and stockholders’ equity	$182,324	$314,885

See Accompanying Notes to Condensed Consolidated Financial Statements.

SpeedFam-IPEC, Inc.
Condensed Consolidated Statements of Operations
Third Quarter Ended and Three Quarters Ended March 2, 2002 and March 3, 2001
(in thousands, except per share data)

	Third Quarter Ended		Three Quarters Ended

	March 2,	March 3,	March 2,	March 3,
	2002	2001	2002	2001

Net sales	$25,119	$58,818	$92,028	$215,748

Cost of sales	18,799	74,107	108,404	187,968

Gross margin	6,320	(15,289)	(16,376)	27,780

Operating expenses:

Research, development and engineering	7,398	18,474	37,637	49,443

Selling, general and administrative	7,170	12,636	22,573	44,105

Litigation settlement costs	—	—	1,800	—

Restructuring charges	—	3,460	3,000	8,583

Total operating expenses	14,568	34,570	65,010	102,131

Operating loss	(8,248)	(49,859)	(81,386)	(74,351)

Other expense, net	(2,186)	(1,070)	(5,148)	(1,279)

Loss on disposal of investment in affiliate	—	—	—	(10,653)

Loss before income taxes and cumulative effect of accounting changes	(10,434)	(50,929)	(86,534)	(86,283)

Income taxes	—	—	—	—

Loss before cumulative effect of accounting changes	(10,434)	(50,929)	(86,534)	(86,283)

Cumulative effect of accounting changes	—	—	(2,582)	(36,542)

Net loss	$(10,434)	$(50,929)	$(89,116)	$(122,825)

Net loss per common share:

Basic and diluted:

Before cumulative effect of accounting changes	$(0.34)	$(1.70)	$(2.85)	$(2.89)

From cumulative effect of accounting changes	—	—	(0.09)	(1.22)

Net loss	$(0.34)	$(1.70)	$(2.94)	$(4.11)

Weighted average number of shares -
Basic and diluted	30,474	29,996	30,338	29,909

Amounts as if the fiscal 2002 accounting change to goodwill was applied retroactively:

Net loss	$(10,434)	$(50,693)	$(89,116)	$(122,132)

Net loss per share:

Basic and diluted	$(0.34)	$(1.69)	$(2.94)	$(4.08)

See Accompanying Notes to Condensed Consolidated Financial Statements.

SpeedFam-IPEC, Inc.
Condensed Consolidated Statements of Cash Flows
Three Quarters Ended March 2, 2002 and March 3, 2001
(in thousands)

	Three Quarters Ended

	March 2,	March 3,
	2002	2001

Cash flows from operating activities

Net loss	$(89,116)	$(122,825)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	11,172	12,910

Non-cash portion of restructuring and other charges	48,295	58,026

Cumulative effect of changes in accounting principles	2,582	36,542

Changes in assets and liabilities:

Decrease in trade accounts receivable	39,326	52,163

(Increase) decrease in inventories, excluding restructuring charges	2,710	(41,050)

(Increase) decrease in shipped systems pending acceptance	7,286	(1,396)

(Increase) decrease in other current assets	2,254	(498)

Decrease in accounts payable	(13,183)	(12,593)

Increase (decrease) in deferred systems revenue	(28,220)	958

Increase (decrease) in accrued liabilities	(5,158)	6,810

Net cash used in operating activities	(22,052)	(10,953)

Cash flows from investing activities

Purchases of short-term investments	—	(19,797)

Matured short-term investments	13,495	31,212

Capital expenditures	(2,635)	(13,419)

Other investing activities	(809)	(2,366)

Net cash provided by (used in) investing activities	10,051	(4,370)

Cash flows from financing activities

Proceeds from exercise of stock options and employee stock purchases	1,119	3,581

Principal payments on long-term debt	(38)	(1,581)

Net cash provided by financing activities	1,081	2,000

Effects of foreign currency rate changes on cash	(260)	(428)

Net decrease in cash and cash equivalents	(11,180)	(13,751)

Cash and cash equivalents at beginning of year	47,344	72,060

Cash and cash equivalents at end of quarter	$36,164	$58,309

See Accompanying Notes to Condensed Consolidated Financial Statements.

SpeedFam-IPEC, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

(1) BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of SpeedFam-IPEC, Inc. (The Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for comprehensive financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Actual results may differ from these estimates. Operating results for the quarter or three quarters ended March 2, 2002 are not necessarily indicative of the results that may be expected for the year ending June 1, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 2, 2001.

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

(2) INVENTORIES

         The components of inventory are as follows:

	March 2,	June 2,
	2002	2001

Raw materials	$14,647	$49,081

Work-in-process	13,870	19,422

Finished goods	11,105	15,354

	$39,622	$83,857

(3) ACCRUED LIABILITIES

         Accrued liabilities are as follows:

	March 2,	June 2,
	2002	2001

Accrued warranty and installation costs	$1,386	$6,156

Accrued payroll and benefits	3,671	3,361

Accrued restructuring and one-time charges	1,436	1,719
Other accrued liabilities	9,657	7,439

	$16,150	$18,675

(4) COMPREHENSIVE LOSS

         The comprehensive loss is as follows:

	Third Quarter Ended		Three Quarters Ended

	March 2,	March 3,	March 2,	March 3,
	2002	2001	2002	2001

Net loss	$(10,434)	$(50,929)	$(89,116)	$(122,825)

Other comprehensive income (loss):

Unrealized gain (loss) on securities	(1)	164	(24)	477

Foreign currency translation adjustment	49	(729)	(11)	(1,142)

Comprehensive loss	$(10,386)	$(51,494)	$(89,151)	$(123,490)

         Accumulated other comprehensive income (loss) is as follows:

			Accumulated
	Foreign	Unrealized	Other
	Currency	Gain (Loss)	Comprehensive
	Translation	on Securities	Income (Loss)

Balance at June 2, 2001	$803	$24	$827

Three quarter change	(11)	(24)	(35)

Balance at March 2, 2002	$792	$—	$792

Balance at June 3, 2000	$1,239	$(487)	$752

Three quarter change	(1,142)	477	(665)

Balance at March 3, 2001	$97	$(10)	$87

(5) RESTRUCTURING AND OTHER CHARGES ASSOCIATED WITH THE INDUSTRY DOWNTURN

         During the third quarter of 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth caused semiconductor companies to reevaluate their capital spending plans. A number of the Company’s customers revised the timing of their capital spending and rescheduled or canceled existing orders, resulting in the postponement or cancellation of equipment delivery and a decline in new orders. As a result, the Company was forced to record inventory write-downs and take swift actions to substantially reduce overall operating expenses. Cost-cutting measures included an 18-percent reduction in workforce, a 10-percent salary cutback for executives, the deferment of management raises until business conditions improve and a decrease in overall discretionary spending.

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

$39,086

         This decline in demand for semiconductors has continued in 2002 and several of the Company’s customers have rescheduled deliveries or canceled existing orders and the Company has experienced a substantial decline in new orders. Because the duration of this downturn in demand has been longer than originally anticipated, the Company believes that purchases in the next upturn will be primarily for the Company’s MomentumTM products. As a result of the extended downturn, the Company recorded significant inventory write-downs for obsolete inventory and inventory in excess of forecasted requirements during the second quarter ended December 1, 2001. In addition, the Company implemented additional cost cutting measures during the second quarter including the downsizing and consolidation of operations in the Phoenix, AZ, Portland, OR and Austin, TX areas. During the second quarter ended December 1, 2001, the Company recorded charges of $48.1 million which included inventory write-downs of $36.3 million; asset impairments of $8.5 million; lease termination costs of $1.1 million; $1.3 million in non-cancelable purchase commitments; and $0.9 million of other charges. In the third quarter the Company spent $0.9 million for non-cancelable purchase commitments and anticipates spending the remaining $0.4 million in the next quarter. Additional cash outlays for non-cancelable leases were $0.2 million in the third quarter and the Company anticipates spending the remaining $0.9 million over the next three and a half years.

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

(7) BUSINESS SEGMENT INFORMATION

         The Company classifies its products into three core business segments: (i) the CMP Group, which is comprised of the Company’s development and production of chemical mechanical planarization systems; (ii) the Surface Technology Group (STG), which is comprised of the distribution of high-throughput precision surface processing equipment used in the silicon wafer market; and (iii) the Industrial Applications Group (IAG), which is comprised of the development and production of high-throughput precision surface processing equipment used in general industrial applications. Information concerning the Company’s business segments during the third quarter and three quarters ended March 2, 2002 and March 3, 2001 is as follows (in thousands):

	Third Quarter Ended		Three Quarters Ended

	March 2,	March 3,	March 2,	March 3,
	2002	2001	2002	2001

Net sales:

CMP Group	$18,230	$47,710	$68,650	$183,535

Surface Technology Group	4,065	5,178	13,444	17,916

Industrial Applications Group	2,824	5,930	9,934	14,297

Total net sales to unaffiliated customers	25,119	58,818	92,028	215,748

Segment operating profit (loss):

CMP Group	(5,136)	(46,605)	(67,814)	(53,484)

Surface Technology Group	(364)	(493)	(944)	(3,196)

Industrial Applications Group	(6)	916	833	2,429

Total segment operating profit (loss)	(5,506)	(46,182)	(67,925)	(54,251)

General corporate expense, net	(3,131)	(3,891)	(13,734)	(19,660)

Interest expense, net	(1,797)	(856)	(4,875)	(1,719)

Loss on disposal of investment in affiliate	—	—	—	(10,653)

Loss before cumulative effect of accounting changes	$(10,434)	$(50,929)	$(86,534)	$(86,283)

(8) CHANGES IN ACCOUNTING PRINCIPLES

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 supercedes prior guidance and requires that goodwill no longer be amortized to earnings, but instead be annually reviewed for impairment. In addition, goodwill should be tested for impairment upon adoption. The Company early adopted SFAS No. 142 in the first quarter of 2002 and recorded a cumulative effect of change in accounting principle for the write-off of goodwill of ($2.6) million, or ($0.09) per share, as of the beginning of 2002 (June 3, 2001). The impact of adoption was to reduce the loss before cumulative effect of accounting change for the third quarter of 2002 by $0.2 million or $0.01 per share and for the first three quarters of 2002 by $0.7 million or $0.02 per share. The circumstances leading to the impairment of goodwill primarily relate to current operating losses, the absence of positive cash flows and uncertainties resulting from the duration and severity of the industry downturn. The fair value of the reporting units, which correspond to the Company’s business segments, were estimated using quoted market prices. Net loss for the third quarter of 2001 would have been ($50.7) million or ($1.69) per share and the net loss for the first three quarters of 2001 would have been ($122.1) million or ($4.08) per share, if the accounting change related to goodwill required by SFAS No. 142 had been applied to those periods.

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

         Prior to the implementation of SAB 101, the Company recognized revenue from the sales of its products generally upon shipment. Effective June 4, 2000, the Company changed its method of recognizing revenue for sales of CMP systems to reflect the following approach: 1) for CMP system sales to a new customer, or CMP system sales of existing products with new specifications or acceptance criteria, and for all new CMP products, revenue is deferred until customer acceptance, at which time the revenue is recognized. The related costs for systems for which this approach is used are recorded as shipped systems pending acceptance until customer acceptance, at which time cost of goods sold is recorded; and 2) for CMP system sales to existing customers that have previously purchased the same system with the same customer-specified acceptance provisions, revenue is recognized under a multiple-element arrangement. Accordingly, upon shipment, the contractual amount payable by the customer is recorded as revenue and title is transferred. The remainder is recorded as deferred revenue and recognized as revenue upon customer acceptance. Revenue related to non-CMP systems and spare parts for all segments continues to be recognized upon transfer of title, which is generally upon shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. The cumulative effect of the change in accounting principle discussed above includes system revenue, cost of sales and certain expenses that will be recognized when the conditions for revenue recognition have been met.

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

         Raytheon Aircraft Company Litigation

         On October 4, 2000, Raytheon Aircraft Company (Raytheon) filed an action against IPEC, IPEC Planar, Inc. and SpeedFam-IPEC, Inc. in the United States District Court for the District of Kansas. In the action, Raytheon alleged damages arising from its purchase of a wire cutting and laser marking system (System) from Gaard Automation Inc., predecessor in interest to the Company. Raytheon sought more than $6.5 million in damages.

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

Overview

         SpeedFam-IPEC, Inc. (the Company) designs, develops, manufactures and markets chemical mechanical planarization (CMP) systems for use in the fabrication of semiconductor chips. The Company also supplies parts and provides ongoing support for these systems.

         Semiconductor chips are built on a base of silicon, called a wafer, and include multiple layers of wiring, which connect a variety of circuit components, such as transistors and other structures. The construction of semiconductor chips is accomplished through the deposition onto a wafer of layers of metal for wire connections and silicon dioxide for insulation. Copper is fast becoming the metal of choice among chip manufacturers due to its superior conductivity capability. Insulators, or dielectrics, of which silicon dioxide is the conventional material, are used to prevent interference between closely spaced metal interconnects.

         Deposition is done with varying degrees of thickness and uniformity, leaving behind bumpy or uneven layers of metal or insulating material. CMP is used to planarize—or smooth—the surface of the wafer to prepare it for the next layer of processing. This smoothing is accomplished through a polishing process using high-performance equipment, consumables — such as slurries, and related technologies. A slurry is a suspension of abrasives in reactive chemicals. In some instances, slurry may contain no abrasives, but may consist only of reactive chemicals. Different metals or oxides require different slurries.

         CMP has become an increasingly critical processing step as semiconductor manufacturers are continually designing chips with smaller feature sizes that utilize thinner and more numerous layers of interconnect on increasingly larger wafers. This facilitates the production of smaller, faster and more complex chips at a lower cost.

         In addition to CMP systems, the Company markets high-throughput precision surface processing equipment for the wafer market, and consumables used in surface processing. The Company also manufactures and markets polishing systems for general industrial applications.

         The Company’s total revenue consists of net sales of the products described above and service revenues, as well as revenue derived from the distribution by the Company in the U.S. and Europe of products manufactured by the former SpeedFam-IPEC, Co., Ltd. (the Far East Joint Venture). The Company distributes such products throughout the U.S. and Europe acting as sales agent, under a five-year agreement. Related costs to import this equipment are recorded as cost of goods sold. The Company’s CMP segment has provided the substantial majority of our revenues during the last several years. In fiscal years 2001, 2000 and 1999, the CMP Group accounted for 82%, 84% and 74% of revenues, respectively.

         The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, the 2002 fiscal year ends on June 1, 2002 and the 2001 fiscal year ended on June 2, 2001. All references to quarters and years relate to fiscal quarters and fiscal years unless otherwise noted.

         On August 30, 2000, the Company and Obara Corporation (Obara) effectively dissolved the Far East Joint Venture. Under the terms of the Master Reorganization Agreement with Obara, ownership of the CMP sales and service operations of the Far East Joint Venture was transferred to the Company and specific personnel involved in CMP efforts became employees of the Company. Obara continues the non-CMP activities of the former Far East Joint Venture, which include the manufacturing of silicon wafer and thin film memory disk polishing products. The Company will not compete with the non-CMP business and Obara will not compete with the CMP business for an initial period of five years. The Company has indemnified Obara for any claims relating to the CMP business and Obara has indemnified the Company for any claims relating to the non-CMP business. Under the terms of a distributor agreement signed on August 31, 2000, the Company continues to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara, under a five-year agreement, and is prohibited from manufacturing these products.

         During 2001 there was a significant decrease in the worldwide demand for semiconductor capital equipment. This decline has continued in 2002 and has resulted in inventory buildups in telecommunications products, slower than expected personal computer sales and overall slower global economic growth, causing many semiconductor manufacturers to reevaluate their capital spending plans. Several of the Company’s customers have rescheduled deliveries or canceled existing orders and the Company has experienced a substantial decline in new orders. Because the duration of this downturn in demand has been longer than originally anticipated, the Company believes that purchases in the next upturn will be primarily for the Company’s Momentum™ products. As a result, the Company has recorded significant inventory write-downs related to its older generation products, charges related to asset impairments, charges related to the downsizing and consolidation of operations and severance costs in connection with across-the-board headcount reductions. Furthermore, the Company implemented measures to reduce discretionary spending.

Changes in Accounting Principles

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

         Prior to the implementation of SAB 101, the Company recognized revenue from the sale of its products generally upon shipment. Effective June 4, 2000, the Company changed its method of recognizing revenue for sales of CMP systems to one in which revenue may be deferred in whole or in part based on customer acceptance and other factors (see “Notes to Condensed Consolidated Financial Statements” for a description of the Company’s revenue recognition policy). Due to the cyclical nature of the semiconductor capital equipment industry, and the Company’s dependence on a relatively small number of large sales, the change in the Company’s revenue recognition practices could have a material affect on recorded revenue in any particular reporting period. In periods of declining business, such as the current environment, revenues would exceed shipments, and in periods of increasing revenues, shipments would exceed revenues.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but are reviewed at least annually for impairment at the reporting unit level. The impairment test under SFAS 142 is based on a two-step process involving; 1) comparing the estimated fair value of the related reporting unit to its net book value, and 2) comparing the estimated implied fair value of goodwill to its carrying value. The Company elected early adoption of SFAS 142 in the first quarter of 2002. Based on the implementation of the non-amortization, impairment-only accounting approach, it was determined that an impairment charge of $2.6 million representing the carrying value of goodwill as of June 3, 2001 should be recorded. Accordingly, the Company recorded the cumulative effect of the change in accounting principle of ($2.6) million, or ($0.09) per share, as of the beginning of 2002 (June 3, 2001) as a charge in the first quarter of 2002. Net loss for the third quarter of 2001 would have been ($50.7) million or ($1.69) per share and for the first three quarters of 2001 the net loss would have been ($122.1) million or ($4.08) per share, if the accounting change related to goodwill required by SFAS No. 142 had been applied to those periods.

Results of Operations

         The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net sales:

	Third Quarter Ended		Three Quarters Ended

	March 2,	March 3,	March 2,	March 3,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	74.8	126.0	117.8	87.1

Gross margin	25.2	(26.0)	(17.8)	12.9

Research, development and engineering	29.5	31.4	40.9	23.0

Selling, general and administrative	28.5	21.5	24.5	20.4

Litigation settlement costs	—	—	1.9	—

Restructuring charges	—	5.9	3.3	4.0

Operating loss	(32.8)	(84.8)	(88.4)	(34.5)

Other expense, net	(8.7)	(1.8)	(5.6)	(0.6)

Loss on sale of joint venture interest	—	—	—	(4.9)

Loss before cumulative effect of accounting change	(41.5)	(86.6)	(94.0)	(40.0)

Cumulative effect of accounting change	—	—	(2.8)	(16.9)

Net loss	(41.5)%	(86.6)%	(96.8)%	(56.9)%

         Net Sales. Net sales for the third quarter of 2002 were $25.1 million, down 57% from net sales of $58.8 million in the third quarter of 2001. Net sales of CMP products for the third quarter of 2002 totaled $18.2 million, or 73% of net sales, compared to $47.7 million, or 81% of net sales, in the third quarter of 2001. Net sales for the first three quarters of 2002 were $92.0 million, down 57% from net sales of $215.7 million for the first three quarters of 2001. Net sales of CMP products for the first three quarters of 2002 totaled $68.7 million, or 75% of net sales, compared to $183.5 million, or 85% of net sales, in the first three quarters of 2001. Sales of CMP systems products decreased in 2002 due to the slowing of worldwide demand for semiconductor manufacturing equipment caused by a rapid decline in demand for semiconductor devices. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth have caused semiconductor companies to reevaluate their capital spending plans. A number of the Company’s customers revised the timing of their capital spending and rescheduled deliveries of or canceled existing orders, resulting in the postponement of equipment deliveries and a decline in new orders and net sales.

         Net sales of the Surface Technology Group (STG) in the third quarter of 2002 accounted for $4.1 million, or 16% of net sales, compared to $5.2 million, or 9% of net sales, in the third quarter of 2001. Net sales of STG products in the first three quarters of 2002 accounted for $13.4 million, or 15% of net sales, compared to $17.9 million, or 8% of net sales, in the first three quarters of 2001. During 2002, the silicon wafer market has experienced continued softness in demand due to ongoing manufacturing over-capacity caused by various factors including available capacity and increased production efficiencies due to the fact that more chips can be produced on a given wafer.

         Net sales of the Industrial Applications Group (IAG) in the third quarter of 2002 totaled $2.8 million, or 11% of net sales, compared to $5.9 million or 10% of net sales, in the third quarter of 2001. Net sales of IAG products in the first three quarters of 2002 totaled $9.9 million, or 11% of net sales, compared to $14.3 million or 7% of net sales, in the first three quarters of 2001. The decrease in net sales for both the third quarter and first three quarters of 2002 is a result of the general economic slowdown.

         Gross Margin. In the third quarter of 2002, gross margin was $6.3 million, or 25% of net sales, compared to ($15.3) million, or (26%) of net sales, in the third quarter of 2001. In the first three quarters of 2002, gross margin was ($16.4) million, or (18%) of net sales, compared to $27.8 million, or 13% of net sales, in the first three quarters of 2001. Because the length and severity of the industry downturn is longer that originally anticipated, the Company believes that purchases in the next upturn will be primarily for the Momentum™ products. As a result, the Company recorded a one-time charge of $37.6 million to cost of goods sold during the second quarter of 2002 for the write-down of inventory and recognition of liabilities related to outstanding purchase commitments for the Company’s legacy tools. Excluding this write-down, gross margin was $21.2 million, or 23% of net sales for the first three quarters of 2002. During the first three quarters of fiscal 2001, the Company recorded a one-time charge of $31.7 million to cost of goods sold related to the industry downturn, and $3.4 million related to the exit from the manufacturing of wafer and disk polishing equipment. Excluding these charges, gross margin was $62.9 million or 29% of net sales in the first three quarters of fiscal 2001. The Company’s gross margins are below historical levels due primarily to decreased production volume resulting in lower overhead absorption on a reduced revenue base. During the industry downturn, the Company expects this trend of reduced gross margins to continue. The Company’s gross margin has fluctuated significantly in the past and will continue to fluctuate based on several factors including the severity and duration of the current industry downturn, revenue recognition under SAB 101, product mix, overhead absorption levels, and costs associated with the introduction of new products.

         Research, Development and Engineering. In the third quarter of 2002, research, development and engineering expenses decreased to $7.4 million, or 30% of net sales, compared to $18.5 million, or 31% of net sales, in the third quarter of 2001. In the first three quarters of 2002, research, development and engineering expenses were $37.6 million, or 41% of net sales, compared to $49.4 million, or 23% of net sales, in the first three quarters of 2001. Research, development and engineering expenses in the second quarter of 2002 included $7.3 million in one-time charges related to the asset impairment of certain legacy tools located in our labs which will no longer be used for ongoing research and development programs, as well as capitalized costs associated with certain patents. During the first quarter of 2001, research, development and engineering expenses included an asset impairment charge of $2.4 million for equipment that was designed by the Far East Joint Venture. During the third quarter of 2001, research development and engineering expenses included an asset impairment charge of $3.6 million related to the asset impairment of certain tools used in our labs as a result of the industry slowdown. Excluding charges, research, development and engineering expenses in the first three quarters of fiscal 2002 decreased by $13.1 million or 30%, from the first three quarters of 2001, as a result of certain cost cutting measures which were implemented by the Company in response to the industry wide downturn. The Company expects to continue investing substantial resources in research, development and engineering programs.

         Selling, General and Administrative. In the third quarter of 2002, selling, general and administrative expenses decreased to $7.2 million, or 29% of net sales, compared to $12.6 million, or 22% of net sales, in the third quarter of 2001. In the first three quarters of 2002, selling, general and administrative expenses decreased to $22.6 million, or 25% of net sales, compared to $44.1 million, or 20% of net sales, in the first three quarters of 2001. During the first three quarters of 2002, selling, general and administrative expenses decreased by $21.5 million or 49%, from the first three quarters of 2001, as a result of certain cost cutting measures which were implemented by the Company in response to the industry wide downturn. These cost cutting measures were partially offset by increased legal fees incurred related to the settlement of two outstanding litigation cases. In addition, during 2001, significant marketing and promotional costs were incurred in connection with product launch activities related to the introduction of the Company’s new products, the Momentum™ and the Auriga Vision™.

         Litigation settlement costs. On October 5, 2001, the Company settled its outstanding litigation with MEMC. In connection with this settlement the Company agreed to pay MEMC $1.8 million, which was expensed in the first quarter of 2002.

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

         During the third quarter of 2001, the Company recorded $3.5 million of restructuring and other special charges as a result of cost cutting actions implemented by the Company in response to the industry wide downturn. Included in these charges was $1.7 million of lease termination costs, $1.0 million of severance costs, and $0.8 million of other charges.

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

         Other Expense, net. Other expense, net increased to $2.2 million during the third quarter of 2002 from $1.1 million during the same period a year ago. Other expense, net for the first three quarters of 2002 increased to $5.1 million compared to $1.3 million for the same period a year ago. This increase primarily resulted from lower average balances in cash, cash equivalents and short-term investments as well as a reduction in interest rates yielding lower interest income to offset interest expense on the Company’s long-term debt.

         Provision for Income Taxes. At the end of the third quarter of 2002 and 2001, the Company established a valuation allowance for deferred tax assets generated by its operating losses and is in a net operating loss carry-forward position. As a result, the effective tax rate for the third quarter of 2002 and 2001 was zero.

         In March, 2002 Congress passed the “Job Creation and Worker Assistance Act of 2002” (The Act) which temporarily extended the general net operating loss carryback period to five years. As a result, the Company expects to record a net tax benefit of approximately $2 million for a refund of taxes previously paid. This net income tax benefit will be recorded in the fourth quarter, the period in which the Act was passed, and will not impact future periods. While the Company will reassess its tax situation each quarter, the Company expects that its effective tax rate, exclusive of this net tax benefit, will approximate zero throughout 2002.

         Loss on Disposal of Investment in Affiliates. At the end of the first quarter of 2001, the Company reported a $10.7 million loss on disposal of investment in affiliate in connection with the dissolution of the Far East Joint Venture. The 30-year-old Far East Joint Venture between the Company and Obara Corporation was officially dissolved on August 30, 2000.

Liquidity and Capital Resources

         As of March 2, 2002, the Company had $36.2 million in cash, cash equivalents and short-term investments, compared to $60.8 million at June 2, 2001. During the first three quarters of 2002, the Company used $22.1 million of cash in operating activities compared to $11.0 million used in operating activities during the same period in 2001. The net loss of $89.1 million included non-cash items totaling $62.0 million: the cumulative effect of change in accounting principle of $2.6 million, depreciation and amortization expense of $11.1 million, 401(k) stock match of $0.2 million and one-time charges of $48.1 million. Partially offsetting this decrease in cash was the reduction in working capital in the first three quarters of 2002 which provided cash of $5.0 million.

         Net cash provided by investing activities totaled $10.1 million during the first three quarters of 2002 compared with net cash used of $4.4 million during the same period in 2001. Cash was provided from the maturity of short-term investments of $13.5 million and offset by capital expenditures and other investing activities of $3.4 million during the first three quarters of 2002.

         Financing activities provided cash of $1.1 million during the first three quarters of 2002 compared with approximately $2.0 million during the same period of 2001. The sale of stock to employees and the exercise of stock options generated proceeds of $1.1 million during the first three quarters of 2002.

         The Company has incurred operating losses of $81.4 million in the first three quarters of 2002, and $74.4 million in 2001. The Company has incurred a decrease in its cash and investment balances of $24.6 million in the first three quarters of 2002.

         Due to the continuation and severity of the industry-wide downturn, the Company has implemented additional cost-cutting measures during the first three quarters of 2002, which include further decreases in discretionary spending and reductions in worldwide headcount. Despite the expected continuation of the industry-wide downturn and uncertainty associated with the introduction of new products, and taking into account the Company’s actions to restructure and downsize the Company, management believes that the Company’s current cash and investment balances along with net cash generated through operations will be sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for the foreseeable future. However, due to significant uncertainties related to the duration and severity of the semiconductor industry downturn and overall economic conditions, the Company is currently evaluating additional sources of funds and reduction in expenses in order to strengthen its working capital position. Specifically, the Company is actively pursuing a sale/leaseback transaction of its Corporate headquarters in Chandler, Arizona. The Company is also reviewing various other ways of improving its balance sheet. Based on discussions with various lenders, the Company believes that the sources of funds available include, but are not limited to, a line of credit facility, term debt, and the issuance of additional equity. If the Company were to raise additional funds, or restructure its balance sheet through the issuance of equity, Company shareholders would be diluted and the dilution could be substantial. In addition, these equity securities may have rights, preferences or privileges senior to the Company’s common stock. There can be no assurance that the Company will be able to complete a sale/leaseback or other financing on terms acceptable to it, or at all. In such an event, and if the Company continues to suffer from negative cash flows, it could have insufficient liquidity to conduct its operations in the ordinary course of business.

Critical Accounting Policies

         “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

         On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, impairment of long-lived assets, valuation allowances for inventory and accounts receivable, and warranty. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgements form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         On December 20, 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

Revenue Recognition

         Prior to the implementation of SAB 101, we recognized revenue from the sale of our products generally upon shipment. Effective June 4, 2000, we changed our method of recognizing revenue for sales of CMP systems to reflect the following approach:

•	For CMP system sales to a new customer, or CMP system sales of existing products with new specifications or acceptance criteria, and for all new CMP products, revenue is deferred until customer acceptance, at which time the revenue is recognized. The related costs for systems for which this approach is used are recorded as shipped systems pending acceptance until customer acceptance, at which time cost of goods sold is recorded.

•	For CMP system sales to existing customers who have previously purchased the same system with the same customer-specified acceptance provisions, revenue is recognized under a multiple-element arrangement. Accordingly, upon shipment, the contractual amount payable by the customer is recorded as revenue and title is transferred. The remainder is recorded as deferred revenue and recognized as revenue upon customer acceptance. Ordinarily, 80% to 90% of the system sales price is payable by the customer upon shipment, while 10% to 20% (a “holdback”) is due upon acceptance. As a result, customer acceptance may also have an impact on the timing of cash receipts associated with deferred revenue.

         Revenue related to non-CMP systems and spare parts for all segments continue to be recognized upon transfer of title, which is generally upon shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Normally, we do not incur returns of CMP or non-CMP systems.

         Impairment of Long-lived Assets

         We continually evaluate whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, then we use an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. We make judgments and estimates used in establishing the carrying value of long-lived or intangible assets. These judgments and estimates could be modified if adverse changes were to occur in the future resulting in an inability to recover the carrying value of these assets. We have recently experienced impairments to long-lived assets due to the unexpected duration of the semiconductor industry downturn and its impact on our forecasted product demand. Future adverse changes could be caused by, among other factors, a continued downturn in the semiconductor industry, a general economic slowdown, reduced demand of our products in the market place, poor operating results, inability to protect intellectual property, or changing technologies and product obsolescence.

         Inventory Valuation

         We value our inventory at the lower of cost or the current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory. The provision is primarily based on our estimated forecast of product demand and production requirements. However, our industry is characterized by customers in highly cyclical industries, rapid technological changes, frequent new product developments, and rapid product obsolescence. During 2001, there was a significant decrease in the worldwide demand for semiconductor capital equipment, and this decline has continued in 2002. As a result, we recorded significant inventory write-downs for obsolete inventory and inventory in excess of forecasted requirements during the second quarter ended December 1, 2001. As demonstrated in the past, demand for our products has fluctuated significantly, and may do so in the future, which could result in an increase in the cost of inventory purchases or an increase in the amount of excess inventory quantities on hand. This could result in an increase in the amount of excess and obsolete inventory quantities on hand.

         Valuation Allowance for Accounts Receivable

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are established based upon historical experience, credit evaluations and specific customer collection issues we have identified. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. Collection of “holdbacks” is conditioned upon system acceptance. We have, on occasion, experienced longer than expected delays in receiving cash from certain customers until CMP system acceptance was completed. If some of our customers refuse to pay the remaining “holdbacks”, the deferred revenue will not be recognized and future operating results may be adversely affected.

         Warranty

         We generally warrant our systems for a period of up to 12 months from shipment for material and labor to repair and service the system. A provision for the estimated cost of warranty is recorded upon shipment for non-CMP systems and for CMP systems in which revenue is recorded as a multiple-element arrangement. A provision for the estimated costs of warranty is recorded upon acceptance for systems as to which revenue is recorded upon acceptance. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that the systems are ultimately accepted. While our warranty costs have historically been within our expectations and provisions established, we cannot guarantee that we will continue to experience the same warranty costs we have in the past. In addition, new technological changes and frequent product development may result in products requiring more extensive and frequent warranty service, which may have a material adverse impact on our operating results for the periods in which such additional costs materialize.

Contractual Obligations and Commercial Commitments

         The Company has Convertible Subordinated Notes of $115.0 million due in September 2004. The Company also leases certain facilities and equipment under capital leases and non-cancelable operating leases, which expire at various dates through 2011. Other cash obligations consist of non-cancelable commercial commitments which the Company anticipates paying through March 2003.

         Contractual cash obligations and commitments relating to debt, lease payments and commercial commitments are as follows:

		Operating	Commercial
	Debt	Leases (1)	Commitments

	(in thousands)
Through March 2003	$81	$2,463	$4,020

April 2003 to March 2006	115,065	2,798	—

April 2006 to March 2008	—	170	—

Thereafter	—	734	—

Total	$115,146	$6,165	$4,020

(1)	Reported amounts for operating leases have been reduced for income from subleases. Sublease income is as follows: $1,820 through March 2003, $7,493 April 2003 to March 2006; $5,100 April 2006 to March 2008; $10,677 thereafter.

Impact of Recently Issued Accounting Standards

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144, which replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS 144 also broadens disposal transactions reporting related to discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the effects SFAS 144 will have on its financial position, results of operations or cash flows but does not anticipate that the impact will be significant.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. SpeedFam-IPEC claims the protection of the safe-harbor for forward-looking statements contained in those Sections. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this report relate to, but are not limited to: ; (i) continuing fluctuation in gross margins; (ii) continuing investment in research, development, and engineering programs; and (iii) management’s belief that current cash and investment balances along with cash generated through operations will be sufficient to meet the Company’s cash needs or that sources of additional financings may be available. Forward-looking statements involve risks, uncertainties and other factors that may cause actual results, performance or achievements of SpeedFam-IPEC to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect SpeedFam-IPEC’s results and cause them to materially differ from those contained in the forward-looking statements include those listed below under the heading “Certain Factors Affecting SpeedFam-IPEC’s Business.” Forward-looking statements speak only as of the date the statement was made. SpeedFam-IPEC does not undertake and specifically declines any obligation to update any forward-looking statements.

CERTAIN FACTORS AFFECTING SPEEDFAM-IPEC’S BUSINESS

         Our business is subject to numerous risks, including those discussed below. If any of the events described in these risks occurs, our business, financial condition and results of operations could be seriously harmed.

         We are using substantial cash reserves to fund operations during the industry downturn, and there can be no assurance we will be able to achieve positive cash flow in the foreseeable future. As of March 2, 2002, we had $36.2 million in cash, cash equivalents and short-term investments, compared to $60.8 million at June 2, 2001. During the first three quarters of 2002, we used $22.1 million in operating activities compared to $10.9 million during the same period of the prior year. We are currently exploring options to restructure our balance sheet and generate positive cash flow, including a reduction in operating expenses and a sale-leaseback transaction involving our headquarters in Chandler, Arizona. However, we have experienced a significant decrease in revenues and orders and we are unable to determine when demand for our products will resume, if ever. Accordingly, we can provide no assurances that we will achieve a positive cash flow position in the future or obtain or generate sufficient cash proceeds from financings to sustain operations.

         Our future operating performance must generate cash flows sufficient to meet our payment obligations on our debt. As of March 2, 2002, we had aggregate indebtedness in the principal amount of approximately $115 million. We incurred a $10.4 million net loss in the third quarter of fiscal 2002 and net losses of $134 million in fiscal 2001 and $14 million in fiscal 2000. We expect the losses will continue for the foreseeable future. Our ability to make scheduled debt payments will depend on our future operating performance and cash flow. Our operating performance and cash flow are subject, in part, to economic factors beyond our control, primarily the market for semiconductor capital equipment, which in turn depends in part on demand for semiconductor chips. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets, issue equity, or undertake other actions to obtain the necessary funds. We do not know whether we will be able to accomplish any of such transactions on a timely basis or on terms satisfactory to us, or at all.

         Our common stock may be delisted by Nasdaq if we do not comply with its listing maintenance requirements. Our common stock is listed on the Nasdaq National Market. We are currently in compliance with Nasdaq’s continued listing requirements. However, if the price of our common stock falls below $3 for 30 consecutive days and if our stockholder’s equity falls below $10 million, or if we are not otherwise able to demonstrate to Nasdaq our ability to comply with its other listing standards, our shares of common stock might be delisted. A delisting is likely to make the price of our common stock fall steeply. This lack of liquidity also could make it more difficult for us to raise capital in the future. As of March 2, 2002 our stockholders equity was $18.1 million and our stock price as quoted on Nasdaq was $3.02 per share. As of March 31, 2002 our stock price as quoted on Nasdaq was $4.28.

         Our current business model is predicated on the successful launch and market acceptance of our Momentum™ and Momentum300™ products. Our failure to win qualification contests and obtain volume orders for our 200 and 300 millimeter would materially adversely affect our cash flow and operations. A significant portion of our projected revenue depends on sales of our Momentum™ product. Although initial customer response to

MomentumTM through evaluation testing has been positive, this response may not translate into sales of MomentumTM on the scale or in the time frame we anticipate. If we are unable to close anticipated orders, sell products at profitable levels, or fulfill orders for the MomentumTM product, our revenues, cash flow and profitability will be adversely affected.

         In particular, we must succeed in selling CMP equipment for leading-edge technologies such as 300 millimeter wafer processing, .13 micron and below processing, and copper applications in order to increase our cash flows and maintain market share. To compete for market share in these leading-edge technologies, we must enter into qualification contests that will result in manufacturers choosing a line of equipment and purchasing such equipment in volume. If we fail to win qualification contests for 300 millimeter, .13 micron and below processing, and copper applications, we may experience difficulty achieving volume sales of next-generation equipment to semiconductor manufacturers, which would adversely affect revenues and cash flows.

The rollout of MomentumTM and Momentum300TM may be slowed due to:

•	manufacturing problems;

•	unforeseen technical problems with the MomentumTM or Momentum300TM product itself;

•	changes in the CMP marketplace that differ from our expectations; or

•	competitive factors.

         The sales and implementation cycles for our products are long, and we may incur substantial, non-recoverable expenses or devote significant resources to sales that may not occur when anticipated, if at all. A customer’s decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Our sales cycle for new customers is lengthy, typically from six to eighteen months. After a customer decides to purchase our products, the timing of their deployment and implementation depends on a variety of factors specific to each customer. Further, prospective customers may delay purchasing our products in order to evaluate new technologies. Throughout the sales cycle, we spend considerable resources educating and providing information to prospective customers regarding the use and benefits of our products.

         Our dependence on selling a small number of high-priced machines to a small number of major customers may lead to reduced revenues and profits should our customers delay or cancel delivery orders. We derive a significant portion of our revenue from the sale of a relatively small number of high-priced CMP systems to a select group of CMP customers. The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to customer departures from previous buying patterns, would damage our business and results of operations. Moreover, we are subject to the credit risk of our customers. Consequently, if any one of our significant customers delays payment or is unable to pay, our financial condition and business would be affected.

         We are transitioning our manufacturing process to more of an outsourced model, which will increase our dependence on a few key suppliers. For our next-generation products, we are moving toward an outsourced production model, in which a limited number of key vendors will supply a limited number of modules designed to our specifications that we will assemble into our products. Historically, we have manufactured our own products from parts, components and subassemblies provided by more than one hundred suppliers. Although we anticipate that our new processes will streamline production, reduce our inventories, and increase our margins, our operating results and relationships with our customers may suffer in the event of:

•	insufficient quantity or quality of parts from suppliers;

•	our failure to receive shipments from suppliers in a cost-effective and timely manner;

•	our suppliers’ failure to obtain necessary raw materials or other parts; or

•	our suppliers’ inability to obtain credit or maintain sufficient cash flows.

         Orders in backlog may not result in future revenue if customers cancel or reschedule orders. We include in backlog only those customer orders for which we have accepted purchase orders. Expected revenue may be lower if customers cancel or reschedule orders, which they can generally do without penalty. For instance, during the first three quarters of 2002, we decreased our backlog by approximately $19 million for orders that were canceled or had shipment dates that were rescheduled beyond the next twelve months.

         The downturn in the semiconductor industry has led and may continue to lead to decreased revenues. During 2001 and the first three quarters of 2002, slowing worldwide demand for semiconductors resulted in significant inventory buildups for semiconductor companies and a rapid decline in demand for semiconductor manufacturing equipment. Presently, we have little visibility regarding how long the semiconductor industry downturn will last or how severe the downturn will be. During the first three quarters of 2002, we experienced cancellations and suspensions of orders for our products. If the downturn continues or worsens, we will continue to experience cancellations and/or suspensions of orders for our products.

         Our quarterly results of operations could fluctuate due to factors outside of our control, which may cause fluctuations and a corresponding decrease to the price of our securities. Our quarterly operating results may fluctuate for reasons that are not within our control, including:

•	industry demand for our products, which depends on economic conditions in the semiconductor, memory disk and silicon wafer markets;

•	timing of new product introductions and market acceptance of new or enhanced versions of our or our customers’ products;

•	ability to develop and implement new technologies in a timely fashion to meet market demand;

•	the health of other industries on which we are dependant, such as the personal computer, telecommunications and electronics industries;

•	consolidation in the chip manufacturing industry;

•	the actions of our competitors;

•	timing, cancellation or delay of customer orders, shipments and acceptance;

•	unexpected costs associated with sales and service of the CMP tools and processes;

•	foreign currency exchange rates.

         The fluctuation of our quarterly operating results, as well as other factors, could cause the market price of our securities to fluctuate and decrease. Some of these factors include:

•	enhanced credit risk associated with our debt;

•	the announcement of new customers or the loss of significant customers;

•	delays in orders;

•	announcements by our competitors;

•	sales or purchases of Company securities by officers, directors and insiders;

•	government regulation;

•	changes in earnings estimates or recommendations by securities analysts, or our failure to achieve analysts’ earnings estimates;

•	announcements regarding restructuring, technological innovations, departures of key officers, directors or employees, or the introduction of new products; and

•	general market conditions and other factors, including factors unrelated to our operating performance or that of our competitors.

         In addition, the stock prices of many companies in the semiconductor industry have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These factors and price fluctuations may materially and adversely affect the market price of our securities. Investors in our securities should be willing to incur the risk of such price fluctuations.

         We face intense competition, including from companies with greater resources. This competitive pressure could lead to continued decreases in our revenues, which would adversely affect our operating results. Several companies currently market CMP systems that directly compete with our products, including Applied Materials, Inc. and Ebara Corporation. For several reasons, we may not compete effectively with existing and potential competitors. These reasons may include:

•	Some competitors have greater financial resources and are in better financial condition than us.

•	Some competitors have more extensive engineering, manufacturing, marketing and customer service and support capabilities.

•	Some competitors may supply a broader range of semiconductor capital equipment, enabling them to serve more or all of their customers’ needs. This could limit sales for us and strengthen existing relationships that competitors have with semiconductor manufacturers, including our current and potential customers.

•	Some competitors may be able to better adapt to changing market conditions and customer demand.

•	Competitors are expected to continue to improve their existing technology and introduce new products. These products may be better than ours, cheaper than ours or more efficient than ours.

•	Other capital equipment manufacturers not currently involved in the development of CMP systems may enter the market or develop technology that reduces the need for our products.

         Increased competitive pressure could lead to lower prices and reduced margins for our products. If we experience continued reductions in our revenue for any reason, our margins will continue to be reduced, which would adversely affect our results of operations. We cannot assure you that we will be able to compete successfully in the future.

         We may not develop products in time to meet changing technologies, which could lead to reduced revenue and market share. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. Our success in developing, introducing and selling new and enhanced products and technologies depends upon a variety of factors including:

•	anticipation of market trends;

•	product selection;

•	timely and efficient completion of product design and development;

•	timely and efficient implementation of manufacturing and assembly processes;

•	adjustment of production and pricing to meet customer demand;

•	product performance in the field; and

•	effective sales and marketing.

         If we are unable to timely develop new products and technologies, we will likely experience reduced revenue and market share.

         Product or process development problems could harm our results of operations. Our products are complex, and from time to time have defects or bugs that are difficult and costly to fix. This can harm our results of operations in the following ways:

•	We incur substantial costs to ensure the functionality and reliability of products early in their life cycle.

•	Repeated defects or bugs can reduce orders, increase manufacturing costs, adversely impact working capital and increase service and warranty expenses.

•	We require significant lead-times between product introduction and commercial shipment. As a result, we may have to write off inventory and other assets related to products and could lose customers and revenue.

         There is no assurance that we will be successful in preventing product and process development problems that could potentially harm our results of operations.

         Our dependence on international sales, particularly in Asia and Europe, subject us to a risk of decreased revenues. International sales are subject to additional risks and uncertainties, including:

•	foreign exchange issues, including risks associated with our forward exchange contracts to buy and sell foreign currency;

•	language and other cultural differences that may inhibit our sales and marketing efforts and create internal communication problems among our US and foreign counterparts;

•	political, economic and regulatory environment of the countries where customers are located;

•	tariffs, quotas, and other trade barriers or restrictions;

•	collection of accounts receivable;

•	inadequate intellectual property protection;

•	potentially adverse tax consequences; and

•	intense price competition.

         International sales accounted for 62% of our total revenue for the first three quarters of 2002, 61% for 2001, and 70% for 2000. We expect that international sales will continue to account for a significant portion of total revenue in future periods. If international sales are adversely effected as a result of any of the foregoing risks or uncertainties, our cash flows and financial condition would be similarly effected.

         If we are unable to protect our intellectual property, our business could suffer. Our intellectual property is very important to our success. We may not be able to protect our technology for several reasons:

•	pending and new patent applications may not be approved in a timely manner or approved at all;

•	third parties may try to challenge or invalidate existing patents and new patents;

•	policing unauthorized use of intellectual property is difficult and expensive;

•	the laws of some foreign countries do not protect intellectual property rights as much as U.S. laws;

•	competitors may independently develop similar technology or design around our intellectual property;

•	third parties may prevent us from selling products by alleging infringement, obtaining intellectual property rights that limit our ability to do business or require us to license technology; and

•	we may not have adequate financial resources to address a dispute.

•	The occurrence of any of the foregoing risks or uncertainties concerning our intellectual property could make us less competitive and adversely affect our revenues, cash flows and financial condition.

         Third parties hold many patents relating to CMP machines and processes, which expose us to the possibility that we may be forced to cease production of our products. If we lose any of our intellectual property rights or need to obtain licenses to third party intellectual property, we cannot assure you that we will be able to obtain such licenses on reasonable terms, if at all. If we are unable to secure the necessary licenses, we may be forced to cease a substantial portion of our operations.

         We are subject to environmental regulations. Our inability or failure to comply with these regulations could adversely affect our business. We are subject to environmental regulations in connection with our business operations, including but not limited to regulations related to the development, manufacturing and use of our products. From time to time, we receive notices alleging violations of these regulations. It is our policy to respond promptly to these notices and to take necessary corrective action. Failure or inability to comply with existing or future environmental regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacturing or use of certain of our products, each of which could damage our financial condition and results of operations.

         Terrorist attacks and threats or actual war may negatively impact all aspects of our operations, revenues, costs and stock price. Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations, including, among other things, causing delays or losses in the delivery of wafer supplies to us and decreased sales of our products. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

         For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 2, 2001.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

         For a discussion of recent legal proceedings, see Footnote 9 of the Notes to Condensed Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibit	Description

3.1*	Articles of Incorporation of SpeedFam-IPEC, Inc.

3.2*	Bylaws of SpeedFam-IPEC, Inc.

*	Filed herewith

         (b)  Reports on Form 8-K

                  None

SpeedFam-IPec, Inc.

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ J. Michael Dodson

Date: April 10, 2002	By J. Michael Dodson Secretary and Chief Financial Officer (Principal Financial Officer)

/s/ G. Michael Latta

Date: April 10, 2002	By G. Michael Latta Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1*	Articles of Incorporation of SpeedFam-IPEC, Inc.

3.2*	Bylaws of SpeedFam-IPEC, Inc.

*	Filed herewith