Form 10-K
period 2002-06-01
SPEEDFAM IPEC INC
filed 2002-08-23
CIK 949301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 1, 2002

Commission file number 0-26784

SpeedFam-IPEC, Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-2421613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
305 North 54th Street Chandler, Arizona	85226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (480) 705-2100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $56 million based on the closing price of $2.85 per share of common stock as reported on the Nasdaq Stock Market on July 31, 2002. For purposes of this determination, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s common stock as of the close of business on July 31, 2002 was 31,058,793.

i

Item 1.     Business

      SpeedFam-IPEC, Inc. (the Company) is a leading global supplier of chemical mechanical planarization (CMP) systems, with more than 1,300 systems installed worldwide. The Company designs, develops, manufactures, markets and supports CMP systems for use in the fabrication of advanced semiconductor devices.

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

      Deposition is done with varying degrees of thickness and uniformity, leaving behind bumpy or uneven layers of metal or insulating material. CMP is used to planarize — or smooth — the surface of the wafer to prepare it for the next layer of processing. This smoothing is accomplished through a polishing process using high-performance equipment, consumables, such as slurries, and related technologies. A slurry is a suspension of abrasives in reactive chemicals. In some instances, slurry may contain no abrasives, but may consist only of reactive chemicals. Different metals or oxides require different slurries.

      CMP has become an increasingly critical processing step as semiconductor manufacturers are continually designing chips with smaller feature sizes that utilize thinner and more numerous layers of interconnect on increasingly larger wafers. CMP facilitates the production of smaller, faster and more complex chips at a lower cost.

      In addition to CMP systems, we market high-throughput precision surface processing equipment for the silicon wafer market and consumables used in surface processing. We also manufacture and market polishing systems for general industrial applications. Our CMP segment has provided the substantial majority of our revenues during the last several years.

      The Company was incorporated in Illinois in 1959 as SpeedLap Corporation. Effective April 6, 1999, Integrated Process Equipment Corp. (IPEC), a supplier of CMP systems, merged into a wholly owned subsidiary of SpeedFam International, Inc. Following the merger, SpeedFam International, Inc. changed its name to SpeedFam-IPEC, Inc.

      On August 30, 2000, the Company and Obara Corporation (Obara) restructured SpeedFam-IPEC Co., Ltd. (together with its subsidiaries and joint ventures, the Far East Joint Venture), effectively dissolving their joint venture. Prior to the dissolution, the Company and Obara each owned a 50% interest in the Far East Joint Venture. Under the terms of the Master Reorganization Agreement with Obara, ownership of the CMP sales and service operations of the Far East Joint Venture was transferred to the Company allowing the Company to have direct control over CMP operations in Asia. Obara continues the non-CMP activities of the former Far East Joint Venture, which include the manufacture of silicon wafer polishing products. Under the terms of a distributor agreement signed on August 31, 2000, the Company continues to act as a direct distributor in the United States and Europe for the wafer polishing products manufactured by Obara.

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

Recent Events

      On August 11, 2002, the Company entered into an Agreement and Plan of Reorganization with Novellus Systems, Inc. (Novellus), a Delaware corporation and the leader in thin film deposition technology for the semiconductor industry. Novellus will acquire all outstanding shares of SpeedFam-IPEC in a stock-for-stock merger transaction. If the merger is completed, the Company would become a wholly-owned subsidiary of Novellus. Each share of SpeedFam-IPEC common stock outstanding as of the closing date will be converted into 0.1818 shares of Novellus common stock on a fixed exchange ratio basis. The merger is intended to qualify as a tax-free reorganization under IRS regulations. The transaction has been approved by the board of directors of both companies and is expected to close in the second quarter of fiscal 2003.

Industry Background

      The semiconductor industry experienced significant growth throughout the 1990s due to increased demand for electronic products, increased semiconductor content in electronics products, and the preparation for the year 2000 systems conversion. The popularity of personal computers; the expansion of the telecommunications industry (especially wireless communications); and the emergence of new applications within consumer electronics continue to drive the demand for faster, smaller and cheaper integrated circuit devices.

      The semiconductor industry is highly cyclical. In recent periods, the industry has experienced a severe downturn. According to IC Insights, an industry research and analysis firm, total integrated circuits revenues from semiconductor manufacturers declined by 33% in calendar year 2001 to an estimated $118.5 billion, from the $176.9 billion estimated in 2000. As a result, the semiconductor equipment industry has undergone a significant down cycle. Dataquest, another industry research and analysis firm, estimates that, between the years 2000 and 2001, overall semiconductor equipment sales declined from $33.1 billion in shipments to an estimated $23.7 billion in revenues (generally accounted for under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”), or 28.6%. Dataquest added that CMP sales declined from $1.5 billion in shipments to $1.0 billion in revenues (generally accounted for under SAB 101), or 29.3%. The downturn has been characterized by a dramatic reduction in new orders, cancelled or suspended existing purchase orders, and the scaled-back purchase of parts and consumables in limited amounts necessary to maintain device manufacturers’ reduced production levels.

      Semiconductor manufacturers continually strive to produce faster, more complex devices at a lower cost. Historically, this has been accomplished by producing devices on larger wafers, utilizing smaller design feature sizes and more layers of interconnect material. During the downturn, device manufacturers have aggressively been evaluating next-generation production equipment that will prepare them for a fast ramp when the industry rebounds. Prior to the current industry downturn, most semiconductor equipment sales were for systems capable of producing devices on 200-millimeter wafers with device feature sizes down to 0.18-micron. Semiconductor manufacturers are currently designing devices with feature sizes of 0.13-micron and below, utilizing copper interconnect and oxide insulation. These devices may be manufactured on either 200- or 300-millimeter wafers. Analysts anticipate that 300-millimeter wafers with device feature sizes of 0.13-micron and below will reach significant commercial production when the industry rebounds. Similarly, Dataquest projects that new fabrication facilities coming on line will use primarily 300-millimeter equipment and that this market is expected to dominate the new equipment purchases by 2004. In addition, Dataquest anticipates that the use of copper will continue to grow faster relative to other metal interconnect materials, and that silicon dioxide will continue to command a significant share of the dielectric — or insulator — market.

Company Solution

      We recently developed two CMP systems — marketed under the Momentum trademark — that are specifically designed to process 200- and 300-millimeter wafers with device feature sizes of 0.13-micron and below. We believe MomentumTM is on course to meet the coming demand for next-generation equipment and offers a number of advantages over competitive products for all CMP applications — and particularly for advanced applications such as copper. Momentum differentiators include tight process control parameters enabled by our unique through-the-pad slurry distribution, broadband endpoint detection and our patented HexazoneTM carrier. We believe that the Momentum technology is differentiated from our competition as it has been specifically designed to meet the stringent processing requirements for the 0.13-micron node. Additionally, it is already meeting and exceeding certain processing requirements at the 0.10-micron processing node. In contrast, many of the competitive systems available on the market today were designed for process requirements at the 0.25 and 0.18-micron processing nodes. While these systems may be adapted for

0.13-micron processing, we do not believe they are able to consistently meet the more stringent requirements of advanced applications. Momentum’s productivity advantages include:

•	yield-enhancing performance metrics that enable the consistent production of devices with advanced feature sizes of 0.13-micron and below;

•	lower cost of ownership and environmental impact through a proprietary design that significantly reduces the use of consumables (such as pads, slurries and deionized water), as well as waste to be disposed of; and

•	more robust and flexible processing features, which increase wafer throughput by up to 30%.

      Currently, there are more than 30 Momentum-based systems (both 200- and 300-millimeter) on order or installed at fabrication facilities and foundries in the United States, Europe, and Asia. We have installed Momentum-based technology at numerous 200- and 300-millimeter evaluation sites, some of which have multiple units. Installed units are in varying stages of product testing, and in most cases in competitive situations.

      Although we have achieved limited sales for our Momentum products, numerous integrated circuit manufacturers have selected Momentum as the CMP “tool of record” for 200-millimeter processing. Selection as a tool of record is a precedent to a manufacturer making equipment orders in volume. We believe we are achieving success in other evaluations, which will lead to additional tool of record designations. In this regard, our future success is highly dependent upon our ability to win current and future evaluations, and to become the tool of record to several top semiconductor manufacturers, for both our 200-millimeter and 300-millimeter Momentum systems. We anticipate that numerous tool of record decisions will be made over the next several quarters, paving the way for significant equipment sales when the semiconductor market rebounds and new fabrication facilities are built.

      We are generally able to produce and ship our tools within 90 to 120 days of receipt of a written order from a customer. Customers are generally obligated to pay up to 90% of the purchase price of a tool within 30 days of shipment. The balance of the purchase price is due upon final acceptance of the tool.

Products

      We offer the broadest range of CMP systems currently available to the semiconductor industry. CMP is a complex science, often involving multiple steps, each at a specified set of process parameters. Parameters include polishing speed, pressure, time and temperature, as well as polishing liquid or slurry pH and particle size, hardness and shape to achieve the desired flatness (planarity), smoothness and optical properties of a surface. One typical polishing system consists of a moving platen that is covered with a polishing pad, in combination with a slurry typically containing abrasive particles that impinge on the surface, thereby creating the desired surface qualities. This liquid slurry can be chemically active such that the surface of the component being polished is chemically modified, thus accelerating and improving the polishing process.

Orbital CMP Systems

      Our proprietary orbital CMP systems incorporate a unique advanced polishing technique developed in conjunction with a major semiconductor manufacturer. Planarization in these systems is achieved by the downward pressure from and rotational motion of the upper wafer carrier against the orbital motion of the lower polishing platen, which has a polishing pad attached to its surface. The use of our patented orbital polishing technology in conjunction with other enhancements offered on our orbital platforms provides customers with improved polish flexibility in a smaller footprint tool. Moreover, our orbital systems incorporate an innovative slurry delivery method that delivers the slurry through the polishing pad directly to the wafer surface. This slurry delivery method is designed to increase throughput and improve process control and planarity, and therefore yield, to the device manufacturer, as well as reduce the consumption of slurry compared to conventional methods, which deposit slurry on the pad surface.

•	The 676TM orbital CMP system features four independent heads, allowing simultaneous polishing of four 150-millimeter or 200-millimeter wafers and offers one of the industry’s smallest footprints or base surface area. Introduced in 1995, the 676 was initially designed solely to planarize tungsten plugs and has been adopted for this purpose in volume production by a majority of the customers that have purchased the system.

•	The 776TM orbital CMP system, which also processes 150-millimeter and 200-millimeter wafers, is based on the same four-head orbital polishing technology as the 676. The 776 integrates CMP, metrology and wafer cleaning in a single unit that requires less clean room space than separate CMP and post-CMP cleaning equipment. The 776 has primarily been used for the planarization of tungsten plugs.

•	The MomentumTM orbital, hard-platen CMP system is a highly flexible, universal tool that processes copper/ low k structures, shallow trench isolation (STI), tungsten and silicon oxide on 200-millimeter wafers. Momentum was developed to address the industry’s growing need for advanced process capability for feature sizes at and below 0.13-micron. The tool features a polishing system that combines our rotational and orbital technologies. Momentum was named Grand Award winner in Semiconductor International magazine’s 2000 Editors’ Choice Best Product Competition. The system enables productivity and yield management by integrating:

•	a tunable/ adaptive carrier design;

•	a stable, highly flexible polishing technique, which combines an advanced hard platen with orbital motion; and

•	closed-loop control metrology for maximum effective throughput and reduced cost of ownership

•	Momentum300TM, announced in July 2001, is a fourth-generation CMP tool, which flexibly delivers 0.13-micron and below process metrics for copper/ low k structures, direct STI, tungsten, and silicon dioxide on 300-millimeter wafers. Momentum300 offers uniform velocity with solid polish support through an orbital hard platen. Our pressure-controlled HexazoneTM multi-channel carrier is the industry’s most advanced polish carrier for optimized removal rate and total wafer metrics control. The tool’s multizone in-situ process monitor and broadband optical end-point detection system enable precise and reliable endpoint and process-quality control. Other Momentum300 features include one of the smallest 300-millimeter tool footprints, six independent process modules for flexible process flow and high throughput, as well as through-the-pad slurry delivery for economical slurry consumption and reduced cost of ownership. In addition, the Momentum300TM offers ease of process transfer from 200-millimeter to 300-millimeter wafer sizes.

Rotational CMP Systems

      The conventional CMP process consists of a rotating upper wafer carrier, that holds the wafer against a rotating polishing platen that has a polishing pad attached to its surface. On a rotating system, slurry is deposited on the pad surface during polishing, and pressure is placed against the wafer until the desired surface features are achieved. Our line of rotational CMP equipment utilizes this technology.

•	Our 472TM CMP system, introduced in 1994, is a fully automated, single-wafer planarization system for polishing oxide or metal layers on silicon wafers which are either 150-millimeter or 200-millimeter in diameter.

•	Our AurigaTM system is a five-head, two-polishing table CMP tool capable of processing 50 – 60 wafers per hour. Auriga, which began shipping commercially in November 1996, is used primarily for oxide applications. The Auriga product line is used for processing 150-millimeter and 200-millimeter wafers.

•	In 1998, we introduced the Auriga-CTM, which integrates cleaning and drying technology into one CMP system, thereby providing a complete dry-in/ dry-out system.

•	Auriga VisionTM, introduced in 2000, is the latest tool derived from the industry proven AurigaTM platform and provides complete dry-in/ dry-out CMP processing in a high throughput tool. This systems integrates five OlympianTM carriers with advanced cleaning capability, computer integrated manufacturing automation and in- line metrology capability.

Semiconductor Wafer Polishing Products

      We supply chemical mechanical planarization, double-sided lapping and edge polishing systems to the semiconductor substrates or silicon wafer market.

      Our line of double-sided lapping systems is available in various sizes and is used to create the initial flatness and thickness of the silicon wafer after it has been sliced. The lapping process removes saw marks remaining after slicing and provides a surface finish suitable for subsequent polishing processes. Double-sided polishers for silicon wafer polishing are also available.

      We also sell chemical mechanical planarization equipment to semiconductor wafer manufacturers that remove the shallow damage layer remaining from previous process steps to attain the specified flatness and surface finish. The edge polishing technology was developed and introduced for the purpose of making the wafer’s edge easier to clean, thereby increasing semiconductor device manufacturing yields. We market and distribute edge-polishing systems manufactured by Obara Corporation in Japan, our former Far East Joint Venture partner.

General Industrial Products

      We offer a broad line of lapping, grinding and polishing systems for the general industrial market. The line includes approximately 35 models of single-side processing machines, double-side processing machines and in-line grinding systems. The product offering is available in a wide range of sizes from a 12-inch plate diameter up to a 150-inch plate diameter. Each system typically consists of a specialized machining plate, a rotating spindle, a means to fix and apply pressure to the workpieces, an abrasive distribution system and a control system.

Customers

      We sell our products to leading manufacturers of semiconductor devices, silicon wafers and various general industrial applications. During the last three years, the majority of our total revenue has been derived from the sale of CMP products and services. In 2002, 2001 and 2000, sales to semiconductor device manufacturers were 75%, 81%, and 84% of total revenue, respectively. In 2002, 2001 and 2000, sales to silicon wafer manufacturers were 13%, 11% and 11% of total revenue, respectively. In 2002, 2001 and 2000, sales to manufacturers of general industrial components were 12%, 8% and 5% of total revenue, respectively. In 2002, sales to two customers accounted for 14% and 11% of our total revenue. In 2001, sales to three customers accounted for 15%, 11% and 10% of our total revenue and in 2000, sales to two customers accounted for 12% and 11% of our total revenue. No other customer accounted for 10% or more of our total revenue during these periods. Our ten largest customers accounted for 56%, 60% and 65% of our total revenue in 2002, 2001 and 2000, respectively.

Sales and Marketing

      We market and sell our products worldwide directly to all the industries we serve due to the highly technical nature of our products. We use distributors in Europe and China for our CMP product lines and a network of regional distributors for our general industrial product lines.

      Our sales strategy emphasizes direct interaction with customers focusing on building long-term relationships, particularly in the semiconductor device and silicon wafer industries, where ongoing customer support and service are critical. Our direct sales force is divided into focused units for each of the industries we serve.

      Our business is not seasonal but is cyclical in nature because it is based on the capital equipment investment patterns of major semiconductor manufacturers. These expenditure patterns are based on many factors, including:

•	the anticipated market demand for integrated circuits; and

•	the development of new technologies and global economic conditions.

      Our sales offices are in Chandler, Arizona; Des Plaines, Illinois; the United Kingdom; Germany; Taiwan; Korea; Singapore; Malaysia and Japan.

      Our marketing strategy includes collaboration with International SEMATECH, a consortium of major semiconductor manufacturers, as well as a similar Japan-based consortium; partnership in the Damascus Alliance–a collaborative group of semiconductor equipment suppliers dedicated to accelerating chipmakers’ transition to copper/ low k dielectric; participation in Semicon; and other trade shows worldwide; and involvement in a wide range of technical conferences, including presentations of technical papers written by our senior technologists. We believe these initiatives serve to promote acceptance of our products and process technologies in the semiconductor, silicon wafer and other industries.

Service and Support

      We believe a highly responsive support infrastructure with standard and customized support programs is an essential factor in providing customers a competitive operational advantage in the marketplace. We have structured our service operations into distinct service units responsible for each of the semiconductor device, semiconductor wafer and general industrial products industries staffed with experienced service and support personnel. Elements of our service and support program include system installation and process certification, process support, machine repair, maintaining spare parts inventories, internal training programs, external customer training, a monthly customer newsletter, multimedia documentation and coordination of customer user groups.

      We generally provide a one-year warranty on all equipment we sell and in certain instances provide a warranty period in excess of one year. An extensive network of field and technical service personnel in place throughout the United States, Europe, and Asia provide warranty service, post-warranty service and equipment installations. In addition, dedicated site-specific engineers are also in place at certain customer locations pursuant to contractual arrangements. We also utilize distributors in Europe and China for CMP field and technical services and a distributor in Israel for service support. We also provide service and maintenance training as well as process application training for our customers’ personnel. We maintain an inventory of spare parts at our primary locations and at our satellite service sites. This provides us the ability to provide same day or overnight delivery for many parts.

Backlog

      Backlog of orders for capital equipment, parts and consumables was approximately $22.4 million on July 31, 2002, compared to approximately $40.0 million on July 31, 2001. The time between the placing of orders and shipment of parts, consumables and slurries is significantly less than for capital equipment and as a result, our backlog consists mostly of orders for capital equipment. We include in our backlog only those customer orders for which we have accepted signed purchase orders with assigned delivery dates within 12 months. Orders generally carry a stipulation that customers may incur a penalty in the event of cancellation. However, there is no assurance that customers will not cancel orders or that we will obtain a meaningful penalty payment. As a result of systems and equipment ordered and shipped in the same quarter, possible changes in delivery schedules, cancellation of orders and delays in product shipments, our backlog at any particular date may not be indicative of actual sales for any succeeding period.

Research and Development

      The capital equipment market, and in particular the semiconductor capital equipment market in which we operate, is characterized by rapid technological development and product innovation. Our research and development efforts are currently focused on enhanced performance for finer geometries in oxide and tungsten while developing new capabilities for STI, copper/ low k and other advanced applications. In addition, we are focused on continuous improvement in cost of ownership metrics for Momentum and Momentum300. Our research and development expenditures during 2002, 2001 and 2000 were approximately $44.7 million, $64.0 million and $53.7 million, respectively.

      Research and development employees must be experienced in a wide range of engineering disciplines because of our complex and highly specialized design, testing, and manufacturing requirements. These primary disciplines include process development, system architecture, mechanical engineering, software engineering, electrical engineering, reliability and test engineering. Development programs are organized around cross-functional project teams including leaders for engineering, manufacturing, marketing and customer support. Teams are lead by program managers responsible for concurrent activity across all functional areas. We believe this approach provides flexibility and allows us to shorten time to market for new products and processes.

      We augment our internal development capabilities by seeking cooperative research and product development relationships with other industry participants in order to respond to developing technologies in the semiconductor industry. Three such relationships are currently active: alliances with other capital equipment suppliers; joint development projects with customers; and sponsorship of university research.

      During 2001, we developed Momentum300, a 300-millimeter tool that delivers 0.13-micron and below process metrics for copper/ low k, direct STI, tungsten and oxide. Our pressure-controlled Hexazone™ multi-channel carrier is the industry’s most advanced polish carrier for optimized removal rate and total wafer metrics control. The system provides ease of process transfer from 200-millimeter to 300-millimeter wafer processing.

      During 2002, we developed additional features and process capabilities for both Momentum and Momentum300, and enhanced the cost of ownership and productivity benefits of the systems. We made overall improvements to our cost of ownership through decreased slurry usage, longer pad life, higher throughput and enhanced reliability. In addition, we continued to enhance our total wafer metric control capabilities.

Manufacturing

      We generally assemble our equipment and systems from components and fabricated parts manufactured and supplied by third parties, including stainless steel plates, gears, frames and weldments, power supplies, process controllers, robots and polishing heads. Certain of the items manufactured by others are made to our specifications. However, for Momentum and Momentum300 products, we have substantially implemented an outsourced production model, in which a limited number of key vendors are supplying a limited number of modules designed to our specifications that we assemble into our products. All final assembly and system tests are performed within our manufacturing/ assembly facilities. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. Substantially all of our products sold to manufacturers of general industrial components are manufactured in our Illinois facility. Substantially all of our products sold to the silicon wafer market are manufactured by Obara. Our CMP system development and manufacturing operations are located at our headquarters in Chandler, Arizona.

Competition

      The Company competes in several distinct markets. These markets include the semiconductor device equipment market (specifically for CMP), the semiconductor wafer equipment market, the general industrial applications market, and the related parts and consumables market. In all markets, the Company competes on the basis of technology, overall cost of ownership, product quality, price, availability, size of installed base, breadth of product line and customer service and support.

      The Company faces substantial competition from both established competitors and from potential new entrants, some of which have substantially greater financial, engineering, manufacturing and marketing resources than the Company. The Company expects its competitors to improve the design and performance of their products. There can be no assurance that the Company’s competitors will not develop enhancements or acquire new technologies through business acquisitions that will offer price or performance features superior to those offered by the Company. In the semiconductor device equipment market, the Company faces significant competition from current competitors including Applied Materials, Inc., which holds substantial market share, and Ebara Corporation, and any others that may enter this market in the future. In addition, certain of the Company’s competitors have longer-standing relationships than the Company with particular customers, including device manufacturers. These longer-standing relationships may make it more difficult for the Company to sell its CMP systems to such semiconductor device manufacturers. Consolidation among CMP equipment suppliers or the acquisition of CMP equipment suppliers by large, established suppliers of non-CMP capital equipment to semiconductor device manufacturers or others could materially adversely affect the Company’s ability to compete and would have a material adverse effect on the Company’s financial position and results of operations.

      Competition in the general industrial products market is fragmented with no one competitor currently holding a dominant position. The Company faces significant competitive pressure in the sale of slurries, particularly with regards to pricing, which has resulted in decreased margins for certain products of the Company in recent periods.

Employees

      As of July 31, 2002, the Company had approximately 476 full time employees located in the U.S., Europe and Asia. From time to time, the Company uses temporary employees to respond more rapidly to fluctuations in assembly and product demand and to better control the labor component of its manufacturing costs. None of the Company’s employees is represented by a labor union and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

Intellectual Property

      The Company currently holds 190 United States patents and 148 foreign patents in Asian and European countries. As of July 31, 2002, the Company has 96 United States patent applications pending and 238 foreign patent applications pending. In addition, the Company believes that such factors as continued innovation, technical expertise and know-how of its personnel and other factors are also important. The Company also owns 10 U.S. trademark registrations and numerous foreign trademarks.

      The Company licenses the right to manufacture CMP machines employing the orbital motion used in its 676, 776, Momentum and Momentum300 products from a semiconductor manufacturer.

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

Item 2.     Properties

      The Company’s operations are conducted primarily in two buildings in Chandler, Arizona and one building in Des Plaines, Illinois. The Chandler buildings, which were previously owned by the Company, were sold in June 2002, as part of a sale-leaseback transaction. These two buildings consist of approximately 250,000 square feet and house the main manufacturing operation, research and development, various administrative and customer support offices, corporate headquarters and a state-of-the-art applications and customer demonstration lab. As part of the Company’s cost reduction measures, the Chandler, Arizona operations were consolidated into the Research and Development Center during 2002. The Company plans to leave the former administration and manufacturing facility vacant until additional manufacturing space is needed. The Des Plaines, Illinois building, which houses the Industrial Applications Group, is owned by the Company and consists of approximately 40,000 square feet.

      SpeedFam-IPEC U.K. is located in Hinckley, England and owns a 9,000 square foot facility used for demonstration, customer service, sales and administration purposes.

      The Company also leases various smaller facilities worldwide, which are used as sales and customer service centers, including facilities in Germany, Japan, Taiwan, Korea, Singapore and Malaysia.

      The Company has subleased certain of the properties previously occupied by the former IPEC operations, which have been relocated to the facilities in Chandler, Arizona. This includes a 150,000 square foot facility in Phoenix, Arizona, which was the primary manufacturing, research and administration facility for the IPEC operations. The Company is also seeking sub-lessees for a 39,000 square foot facility in Chandler, Arizona which was formerly used as a training facility. The training operations were consolidated into the main operating facility during the most recent industry downturn.

      The Company believes that its current properties will be sufficient to meet the Company’s requirements for the foreseeable future.

Item 3.     Legal Proceedings

      The Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Management believes that these matters will be resolved without a material effect on the Company’s financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of securities holders during the three months ended June 1, 2002.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

     Market for Common Stock

      The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “SFAM.” Public trading of the Common Stock commenced on October 10, 1995. Prior to that time, there was no public market for the Company’s Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock as reported by Nasdaq for the periods indicated:

	High	Low

2000
First Quarter	$18.38	$8.69
Second Quarter	14.38	9.56
Third Quarter	29.88	10.00
Fourth Quarter	29.13	11.13
2001
First Quarter	$21.88	$14.44
Second Quarter	17.31	5.25
Third Quarter	9.31	4.50
Fourth Quarter	7.87	4.55
2002
First Quarter	$4.70	$1.83
Second Quarter	3.20	.94
Third Quarter	4.97	2.37
Fourth Quarter	5.00	2.69

     Holders of Record

      As of July 31, 2002, we had approximately 210 holders of record of our common stock.

     Dividends

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

     Sale of Unregistered Securities

      During fiscal 2002, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 6.     Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s consolidated financial statements, appearing elsewhere in this report.

	Fiscal Year Ended

	2002	2001	2000	1999	1998

		(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$119,166	$267,080	$274,048	$216,425	$374,268
Net loss from continuing operations	(91,490)	(97,946)	(14,178)	(139,775)	(18,818)
Loss from discontinued operations	—	—	—	—	(10,578)
Cumulative effect of accounting changes(1)	(2,582)	(36,542)	—	—	—

Net loss(2)(3)	(94,072)	(134,488)	(14,178)	(139,775)	(29,396)
Cumulative dividend on preferred stock	—	—	—	(174)	(244)

Net loss attributable to common stockholders	$(94,072)	$(134,488)	$(14,178)	$(139,949)	$(29,640)

Net loss per common share:
Basic and diluted:
From continuing operations	$(3.01)	$(3.27)	$(0.48)	$(4.84)	$(0.69)

From discontinued operations	$—	$—	$—	$—	$(0.39)

From cumulative effect of accounting changes	$(0.08)	$(1.22)	$—	$—	$—

Net loss attributable to common stockholders	$(3.09)	$(4.49)	$(0.48)	$(4.84)	$(1.08)

Weighted average shares used in per share calculation —
Basic and diluted	30,414	29,961	29,503	28,890	27,469

Consolidated Balance Sheet Data:
Working capital	$69,868	$139,520	$238,196	$243,735	$374,426
Total assets	176,827	314,885	435,080	443,778	575,653
Long-term debt, less current maturities	115,054	115,124	115,162	116,129	117,078
Amounts as if the accounting changes were applied retroactively(4):
Net loss	$(91,490)	$(97,003)	$(35,240)	$(139,006)	$(28,697)

Net loss per share:
Basic and diluted	$(3.01)	$(3.24)	$(1.19)	$(4.81)	$(1.04)

(1)	Fiscal year 2002 reflects the adoption of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which resulted in a non-cash charge of $2.6 million related to the cumulative effect of the accounting change as of June 3, 2001. Refer to Note 5 of the Consolidated Financial Statements. Fiscal year 2001 reflects the adoption of SAB 101, which resulted in a non-cash charge of $36.5 million related to the cumulative effect of the accounting change as of June 4, 2000. Refer to Note 5 of the Consolidated Financial Statements.

(2)	Includes $0.1 million, $(3.8) million, $0.1 million and $2.8 million for the 2001 through 1998 fiscal years, respectively, attributable to the Company’s share of net earnings (loss) from the Far East Joint Venture, accounted for on the equity method. The remainder represents the Company’s share of net earnings from the Fujimi Joint Venture.

(3)	Includes merger, integration and restructuring charges of $48.1 million, $58.3 million, and $53.9 million for 2002, 2001, and 1999, respectively. There were no merger, integration and restructuring charges for 2000 and 1998. Refer to Notes 2, 3, and 4 of the Consolidated Financial Statements.

(4)	Data is not available in sufficient detail to show pro forma information for 1999 and 1998 for the impact of SAB 101. Therefore, 1999 and 1998 only reflect the elimination of goodwill amortization under SFAS No. 142.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Deposition is done with varying degrees of thickness and uniformity, leaving behind bumpy or uneven layers of metal or insulating material. CMP is used to planarize — or smooth — the surface of the wafer to prepare it for the next layer of processing. This smoothing is accomplished through a polishing process using high-performance equipment, consumables — such as slurries, and related technologies. A slurry is a suspension of abrasives in reactive chemicals. In some instances, slurry may contain no abrasives, but may consist only of reactive chemicals. Different metals or oxides require different slurries.

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

      The Company’s total revenue consists of net sales of the products described above and service revenues, as well as revenue derived from the distribution by the Company in the U.S. and Europe of products manufactured by the former SpeedFam-IPEC, Co., Ltd. (the Far East Joint Venture). The Company distributes such products throughout the U.S. and Europe acting as sales agent. Related costs to import this equipment are recorded as cost of goods sold. The Company’s CMP segment has provided the substantial majority of our revenues during the last several years. In fiscal years 2002, 2001 and 2000, the CMP Group accounted for 75%, 81% and 84% of revenues, respectively.

      The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, the 2002 fiscal year ended on June 1, 2002, the 2001 fiscal year ended on June 2, 2001 and the 2000 fiscal year ended on June 3, 2000. All references to quarters and years relate to fiscal quarters and fiscal years unless otherwise noted.

      On August 30, 2000, the Company and Obara Corporation (Obara) effectively dissolved the Far East Joint Venture. Under the terms of the Master Reorganization Agreement with Obara, ownership of the CMP sales and service operations of the Far East Joint Venture was transferred to the Company and specific personnel involved in CMP efforts became employees of the Company. Obara continues the non-CMP activities of the former Far East Joint Venture, which include the manufacturing of silicon wafer polishing products. The Company will not compete with the non-CMP business and Obara will not compete with the CMP business for an initial period of five years. The Company has indemnified Obara for any claims relating to the CMP business and Obara has indemnified the Company for any claims relating to the non-CMP business. Under the terms of a distributor agreement signed on August 31, 2000, the Company continues to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara, under a five-year agreement, and is prohibited from manufacturing these products.

      During 2001 there was a significant decrease in the worldwide demand for semiconductor capital equipment. This decline has continued in 2002 and has resulted in inventory buildups in telecommunications products, slower than expected personal computer sales and overall slower global economic growth, causing many semiconductor manufacturers to reevaluate their capital spending plans. Several of the Company’s customers have rescheduled deliveries or canceled existing orders and the Company has experienced a substantial decline in new orders. Because the duration of this downturn in demand has been longer than originally anticipated, the Company believes that purchases in the next upturn will be primarily for the Company’s Momentum products. As a result, during the second quarter of 2002, the Company recorded significant inventory write-downs related to its older generation products, charges related to asset impairments, charges related to the downsizing and consolidation of operations and severance costs in connection with across-the-board headcount reductions. Furthermore, the Company implemented measures to reduce discretionary spending throughout 2002.

Recent Events

      On August 11, 2002, the Company entered into an Agreement and Plan of Reorganization with Novellus Systems, Inc., a Delaware corporation and the leader in thin film deposition technology for the semiconductor industry. Novellus will acquire all outstanding shares of SpeedFam-IPEC in a stock-for-stock merger transaction. If the merger is completed, the Company would become a wholly-owned subsidiary of Novellus. Each share of SpeedFam-IPEC common stock outstanding as of the closing date will be converted into 0.1818 shares of Novellus common stock on a fixed exchange ratio basis. The merger is intended to qualify as a tax-free reorganization under IRS regulations. The transaction has been approved by the board of directors of both companies and is expected to formally close in the second quarter of fiscal 2003.

Results of Operations

      The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total revenue:

	2002	2001	2000

Net sales	100.0	100.0	100.0
Cost of sales	108.2	85.6	67.3

Gross margin	(8.2)	14.4	32.7
Operating expenses:
Research, development and engineering	37.5	24.0	19.6
Selling, general and administrative	23.6	19.6	19.1
Merger, integration and restructuring	4.0	3.2	—

Operating loss	(73.3)	(32.4)	(6.0)
Other expense, net	(5.6)	(0.3)	(0.2)
Gain (loss) on disposal of investment in affiliate	—	(4.0)	2.2
Equity in net loss of affiliates	—	—	(1.2)

Loss before income taxes	(78.9)	(36.7)	(5.2)
Income tax benefit	(2.1)	—	—

Loss before cumulative effect of accounting change	(76.8)	(36.7)	(5.2)
Cumulative effect of accounting change	(2.2)	(13.7)	—

Net loss	(79.0)%	(50.4)%	(5.2)%

     2002 Compared with 2001

      Net Sales. Net sales for 2002 were $119.2 million, down 55% from net sales of $267.1 million in 2001. Sales of CMP systems totaled $88.8 million, or 75% of net sales, down 59% from $217.4 million, or 81% of net sales in 2001. Sales of CMP systems decreased in 2002 due to the slowing of worldwide demand for semiconductor manufacturing equipment caused by a rapid decline in demand for semiconductor devices. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth have caused semiconductor companies to reevaluate their capital spending plans. A number of the Company’s customers revised the timing of their capital spending and rescheduled delivery or canceled existing orders, resulting in the postponement of equipment delivery and a decline in new orders and net sales.

      Sales of silicon wafer products in 2002 decreased to $16.2 million, or 13% of net sales, as compared to $29.1 million, or 11% of net sales, in 2001. During 2002, the silicon wafer market experienced continued softness in demand due to ongoing manufacturing over-capacity caused by various factors, including available capacity and increased production efficiencies due to the fact that more chips can be produced on a given wafer. This over-capacity situation has created a larger market for used equipment, resulting in even greater difficulty in the sale of new equipment. While the Company continues to actively pursue sales of consumable products, the Company does not foresee a return of high volume equipment sales to this market.

      Sales of products for general industrial applications decreased to $14.2 million, or 12% of net sales, in 2002 compared with $20.6 million, or 8% of net sales in 2001 due to the general economic slowdown.

      Gross Margin. Gross margin for 2002 was ($9.7) million, or (8)% of net sales, compared to 38.5 million, or 14% of net sales, in 2001. Because the length and severity of the industry downturn has been longer than originally anticipated, the Company believes that purchases in the next upturn will be primarily for the Momentum products. As a result, the Company recorded a one-time charge of $37.6 million to cost of goods sold during 2002 for the write-down of inventory and recognition of liabilities related to outstanding purchase commitments for the Company’s legacy tools. Excluding this write-down, gross margin was $27.9 million, or 23% of net sales for 2002. During 2001, the Company recorded a one-time charge of $31.7 million to cost of goods sold related to the industry downturn and $3.4 million related to the exit from the manufacturing of wafer and disk polishing equipment. Excluding these charges, gross margin was $73.6 million or 28% of net sales for 2001. The Company’s gross margins are below historical levels due primarily to decreased production volume resulting in lower overhead absorption on a reduced revenue base. During the industry downturn, the Company expects this trend of reduced gross margins to continue. The Company’s gross margin has fluctuated significantly in the past and will continue to fluctuate based on several factors, including the severity and duration of the current industry downturn, product mix, overhead absorption levels, and costs associated with the introduction of new products.

      Research, Development and Engineering. In 2002, research, development and engineering expense decreased to $44.7 million, or 38% of net sales, compared to $64.0 million, or 24% of net sales, in 2001. Research, development and engineering expenses in 2002 included $7.3 million in one-time charges related to the asset impairment of certain legacy tools located in our labs, which will no longer be used for ongoing research and development programs, as well as capitalized costs associated with certain patents that were written off. During 2001, research, development and engineering expenses included an asset impairment charge of $2.4 million for equipment that was designed by the Far East Joint Venture and an asset impairment charge of $3.6 million related to certain tools no longer used in our labs as a result of the industry slowdown. Excluding these charges, research, development and engineering expenses in 2002 decreased by $20.7 million, or 36%, from 2001 as a result of certain cost cutting measures which were implemented by the Company in response to the industry wide downturn. The Company expects to continue investing substantial resources in research, development and engineering programs.

      Selling, General and Administrative. In 2002, selling, general and administrative expense decreased to $28.1 million, or 24% of net sales, compared to $52.4 million, or 20% of net sales, in 2001 as a result of certain cost cutting measures that were implemented by the Company in response to the industry wide downturn. These cost cutting measures were partially offset by increased legal fees incurred related to the settlement of two outstanding litigation cases. In addition, during 2001, significant marketing and promotional costs were incurred in connection with product launch activities related to the introduction of the Company’s new products, the Momentum and the Auriga Vision.

      Litigation settlement costs. On October 5, 2001, the Company settled its outstanding litigation with MEMC. In connection with this settlement the Company agreed to pay MEMC $1.8 million, which was expensed in the first quarter of 2002.

      Merger, Integration and Restructuring. During 2001 and continuing in 2002, there was a significant decrease in the worldwide demand for semiconductor capital equipment, which has resulted in inventory buildups in telecommunications products, slower than expected personal computer sales and overall slower global economic growth. This has caused many semiconductor manufacturers to reevaluate their capital spending plans. Several of the Company’s customers have rescheduled deliveries or canceled existing orders and the Company has experienced a substantial decline in new orders. As a result, the Company implemented additional cost cutting measures in 2002 including the downsizing and consolidation of operations in the Phoenix, AZ, Portland, OR and Austin, TX areas and recorded lease termination costs of $1.1 million and asset impairments of $1.9 million for a total of $3.0 million related to these actions.

      During the year ended June 2, 2001, the Company recorded restructuring charges of $8.6 million. Approximately $3.5 million of restructuring charges related to the industry downturn and $5.1 million related to the restructuring associated with the Company’s exit from the manufacturing of silicon wafer and thin film memory disk polishing equipment. In 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment. In response, the Company took actions to substantially reduce overall operating expenses. Cost-cutting measures included an 18-percent reduction in workforce, a 10-percent salary cutback for executives, the deferment of management raises until business conditions improve and a decrease in overall discretionary spending. As a result, the Company recorded approximately $3.5 million in restructuring and other special charges related to lease termination costs of $1.7 million; severance costs of $1.0 million for 247 employees, primarily manufacturing technicians, engineers and field service representatives; and $0.8 million of other charges. By the end of 2001, the Company completed the majority of its restructuring activities in accordance with its previously established plans. In regards to the $5.1 million of restructuring charges, $2.7 million related to fixed asset impairments, $1.2 million related to severance costs for three employees including a former executive of the Far East Joint Venture; and $1.2 million related to other restructuring charges associated with the Company’s plan to exit the manufacturing of wafer and disk polishing products.

      During 2000, the Company completed the majority of its merger, integration and restructuring activities in accordance with its previous plans established in 1999 at the time of the merger between SpeedFam International, Inc. and Integrated Process Equipment Corporation (IPEC). Through June 1, 2002, the Company recorded $27.0 million in asset impairment charges and paid and charged to the liability $22.3 million. The remaining restructuring accrual for lease termination expenses associated with the merger was approximately $4.6 million as of June 1, 2002, which the Company believes is adequate to cover the remaining cash outlays, primarily lease termination payments on certain vacated facilities not offset by sublease income. Sublease activity began in May 2000 is projected to continue through the Company’s lease term.

      Other Expense, net. Other expense, net increased to ($6.6) million in 2002 from ($0.8) million in 2001. Interest expense totaled $7.8 million in both 2002 and 2001, offset by interest income of $1.1 million in 2002 and $4.7 million in 2001. The decrease in interest income resulted from lower average balances in cash, cash equivalents and short-term investments as well as a reduction in interest rates that occurred during 2002 yielding lower interest income when compared to 2001. In addition, a $1.8 million gain on sale of land was recorded in 2001.

      Gain (Loss) on Disposal of Investment in Affiliate. In the first quarter of 2001, the Company recorded a $10.8 million loss on disposal of investment in an affiliate in connection with the dissolution of the Far East Joint Venture that occurred on August 30, 2000.

      Equity in Net Earnings of Affiliates. Equity in net earnings of affiliates was $0.1 million in 2001. During 2001, the Company and Obara restructured the Far East Joint Venture effectively dissolving the joint venture; therefore, equity in earnings of affiliates was only recorded for the first quarter of 2001 and was not recorded in 2002.

      Provision for Income Taxes. At the end of 2002 and 2001, the Company established a valuation allowance for deferred tax assets generated by its operating losses and is in a net operating loss carryforward position. As a result, the effective tax rate for 2002, exclusive of the net tax benefit discussed below, and 2001 was zero.

      The Company recorded a net tax benefit of approximately $2.5 million in 2002 primarily for a refund of taxes previously paid related to the “Job Creation and Worker Assistance Act of 2002” (The Act) passed by Congress in March 2002. The Act temporarily extended the general net operating loss carryback period to five years. This income tax benefit was recorded in the fourth quarter, the period in which the Act was passed, and will not impact future periods.

     2001 Compared with 2000

      Net Sales. Net sales for 2001 were $267.1 million, down 3% from net sales of $274.0 million in 2000. Sales of CMP systems totaled $217.4 million, or 81% of net sales, down 6% from $230.2 million, or 84% of net sales in 2000. Had the Company not changed its revenue recognition policy to conform to the requirements of SAB 101, net sales for 2001 would have been $252.6 million, down 8% from net sales of $274.0 million in 2000. Sales of CMP systems decreased in 2001 due to the slowing of worldwide demand for semiconductor manufacturing equipment caused by a rapid decline in demand for semiconductor devices. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth have caused semiconductor companies to reevaluate their capital spending plans. A number of the Company’s customers revised the timing of their capital spending and rescheduled delivery or canceled existing orders, resulting in the postponement of equipment delivery and a decline in new orders and net sales. Net sales for 2001 as stated above reflect the Company’s adoption of SAB 101.

      Sales for silicon wafer products in 2001 remained unchanged at $29.2 million, or 11% of net sales, as compared to $29.2 million, or 11% of net sales, in 2000. With the dissolution of the Far East Joint Venture, the Company has exited from the manufacturing of silicon wafer polishing equipment, as required by the agreement with Obara. However, the Company will continue to act as a direct distributor in the United States and Europe for the silicon wafer polishing products manufactured by Obara. The silicon wafer market has experienced continued softness in demand due to ongoing manufacturing over-capacity caused by various factors including available capacity and increased production efficiencies due to the fact that more chips could be produced on a given wafer.

      Sales of products for general industrial applications increased to $20.6 million, or 8% of net sales, in 2001 compared with $14.7 million, or 5% of net sales in 2000 due to increased shipments in European markets.

      Gross Margin. Excluding special charges of $31.7 million (primarily inventory writedowns) recorded in response to the industry slowdown and $3.4 million related to the exit from the manufacturing of wafer and disk polishing equipment, gross margin for 2001 was $73.6 million, or 28% of net sales, compared to $89.5 million, or 33% of net sales, for 2000. The decrease in gross margin was primarily due to decreased production volume resulting in lower overhead absorption on a reduced revenue base. During the industry downturn, the Company expects this trend of reduced gross margins to continue. Gross margins for 2001 reflect the Company’s adoption of SAB 101, discussed above. Excluding the effect of SAB 101, gross margin for the year ended June 2, 2001 was 27% of net sales.

      Research, Development and Engineering. In 2001, research, development and engineering expense increased to $64.0 million, or 24% of net sales, compared to $53.7 million, or 20% of net sales, in 2000. The increase was primarily due to asset impairment charges during 2001 of approximately $6.0 million related to capital equipment that is no longer used in ongoing research and development programs. The asset impairment charges included $2.4 million of equipment that was designed by the Far East Joint Venture. In addition, the Company has incurred incremental hardware, software and process engineering costs related to the design and development of the Momentum300 system. The Company expects to continue investing substantial resources in research, development and engineering programs.

      Selling, General and Administrative. In 2001, selling, general and administrative expense remained unchanged at $52.4 million, or 20% of net sales from $52.4 million, or 19% of net sales, in 2000. During 2001, significant marketing and promotional costs were incurred in connection with product launch activities related to the introduction of the Company’s new products, the Momentum and the Auriga VisionTM. These incremental costs were largely offset by certain cost cutting measures implemented during 2001 in response to the industry downturn.

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

      Other Expense, net. Other expense, net increased to ($0.8) million in 2001 from ($0.5) million in 2000. Interest expense totaled $7.8 million in 2001 and $8.0 million in 2000, offset by interest income of $4.7 million in 2001 and $6.8 million in 2000. The decrease in interest income resulted from lower average balances in cash, cash equivalents and short-term investments as well as a reduction in interest rates that occurred during 2001 yielding lower interest income when compared to 2000. In addition, a $1.8 million gain on sale of land was recorded in 2001.

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

      Equity in Net Earnings (Loss) of Affiliates. Equity in net earnings of affiliates was $0.1 million in 2001 compared to equity in net loss of $3.3 million in 2000. During 2001, the Company and Obara restructured the Far East Joint Venture effectively dissolving the joint venture; therefore, equity in earnings of affiliates was only recorded for the first quarter of 2001. Included in equity in net loss of affiliates for 2000 are charges recorded by the former Far East Joint Venture for certain asset impairments, severance costs and other reorganization costs to account for the slowdown in the thin film memory disk media market and the transition of CMP research and development operations to the Company. The Company’s share of this charge was approximately $2.9 million.

      Provision for Income Taxes. At the end of 2001 and 2000, the Company established a valuation allowance for deferred tax assets generated by its operating losses and is in a net operating loss carryforward position. As a result, the effective tax rate for 2001 and 2000 was zero.

Liquidity and Capital Resources

      As of June 1, 2002, the Company had $33.4 million in cash, cash equivalents and short-term investments compared to $60.8 million at June 2, 2001. The Company used $25.4 million of cash in operating activities during 2002 compared to $30.0 million in 2001. During 2002, $4.0 million of cash was used for working capital requirements. The net loss of $94.1 million included non-cash items totaling $64.4 million: fixed asset impairments and the non-cash portion of restructuring charges of $48.1 million; contribution of stock to employee benefit plan of $0.2 million; cumulative effect of change in accounting principle of $2.6 million and depreciation and amortization expense of $13.5 million.

      Net cash provided by investing activities totaled $10.0 million in 2002 compared with $4.3 million in 2001. The Company incurred capital expenditures of $3.2 million and $15.3 million in 2002 and 2001, respectively. The majority of the cash was used to fund building improvements and laboratory equipment in 2002. During 2002, proceeds of maturing investments totaled $13.5 million, and in 2001 proceeds from maturing investments, net of investment purchases, totaled $15.3 million. Asset sales also generated proceeds of $8.1 million in 2001.

      Financing activities provided $1.3 million and $1.7 million during 2002 and 2001, respectively. The sale of stock to employees and the exercise of stock options generated proceeds of $1.4 million and 3.4 million in 2002 and 2001, respectively. Principal payments on capital lease obligations amounted to $0.1 million in 2002 compared to $1.6 million in 2001. Total long-term debt was $115.0 million at June 1, 2002 compared to $115.1 million at the end of the prior year.

      The Company has incurred operating losses of $87.3 million and $86.5 million in 2002 and 2001, respectively. Coinciding with these operating losses, the Company has incurred a decrease in its cash and investment balances of $27.5 million and $39.4 million in 2002 and 2001, respectively.

      On June 21, 2002, the Company completed a sale-leaseback transaction of its corporate headquarters and research and development facilities in Chandler, Arizona. As a result of the transaction, the Company received net cash proceeds of approximately $23.7 million. The book value of buildings and improvements removed from the balance sheet in the first quarter of 2003 was $25.1 million. The loss on the sale of the buildings was immaterial. The Company simultaneously entered into a 15-year lease for the buildings which contains provisions for three five-year extensions and requires minimum annual rental payments of $3.0 million. Annual operating expenses will increase by approximately $2.4 million, reflecting the new rental payments, offset by interest income on the net proceeds and reduced depreciation expense.

      During 2001 and continuing in 2002, there was a significant decrease in the worldwide demand for semiconductor capital equipment. As a result of a rapid decline in the demand for semiconductor devices, inventory buildups in telecommunications products, slower than expected personal computer sales and overall slower global economic growth, many semiconductor manufacturers reevaluated their capital spending plans. Accordingly, several of the Company’s customers rescheduled delivery or canceled existing orders. Furthermore, the Company experienced a substantial decline in new orders. In response to industry conditions and the introduction of new products that are technologically advanced, the Company recorded significant inventory write-downs, charges related to asset impairments and severance costs related to across-the-board headcount reductions. In addition, the Company implemented measures to reduce discretionary spending.

      Due to the continuation and severity of the industry-wide downturn, the Company implemented additional cost-cutting measures during 2002, which included further decreases in discretionary spending and reductions in worldwide headcount. Despite the expected continuation of the industry-wide downturn and uncertainty associated with the introduction of new products, and taking into account the Company’s actions to restructure and downsize the Company, management believes that the Company’s current cash and investment balances along with net cash generated through operations and the proceeds of the sale-leaseback of its corporate headquarters and research and development facilities will be sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures at least through May 31, 2003. However, due to significant uncertainties related to the duration and severity of the semiconductor industry downturn and overall economic conditions, the Company may require additional sources of funds in order to strengthen its working capital position. Based on discussions with various lenders, the Company believes that the sources of funds available include a line of credit facility and term debt. If the Company were to raise additional funds through the issuance of equity securities, the percentage ownership of the Company’s stockholders would be reduced. In addition, these equity securities may have rights, preferences or privileges senior to the Company’s common stock. Furthermore, the Company may need to raise additional funds in future periods through public or private financing, or other sources, to fund working capital requirements driven by the expansion of the business during the industry’s upturn. There are no assurances that the Company will be able to consummate any of these transactions. For more detailed information, see “Certain Factors Affecting the Company’s Business,” set forth below.

      The terms of the Agreement and Plan of Reorganization with Novellus substantially limits our ability to incur indebtedness without the consent of Novellus. In addition, the merger agreement with Novellus precludes the issuance of debt or equity securities except under certain limited circumstances with the prior consent of Novellus. Further, we made certain covenants in the merger agreement which prevent us from entering into certain agreements and prevent us from taking certain actions without the consent of Novellus except agreements and actions that arise in the ordinary course of business and are consistent with past practices.

Related Party Transactions

      On June 21, 2002, the Company completed a sale-leaseback transaction of its corporate headquarters and research and development facilities in Chandler, Arizona. The Company was assisted by a national real estate consulting firm, which obtained 12 qualified offers from across the United States on behalf of the Company. The winning offer was made by Phoenix Industrial Investment Partners, L.P. (the “Buyer”), a firm controlled by Kenneth Levy, a director of the Company. The offer was approved by the independent directors of the Company, based in large part on the opinion of the Company’s outside real estate consulting firm that it was superior to all other offers. In this regard, the Buyer’s $25.0 million cash purchase price offered the highest net proceeds and the most favorable net present value. Moreover, the offer did not require a financing contingency.

      In connection with the sale of the buildings, the Company has simultaneously entered into a 15-year lease for the buildings. The lease, which has been accounted for as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, contains provisions for three five-year extensions and requires minimum annual rental payments of $3.0 million.

      As a result of the transaction, the Company received net cash proceeds of approximately $23.7 million. The book value of buildings and improvements removed from the balance sheet in the first quarter of 2003 is $25.1 million. The loss on the sale of the buildings was immaterial.

      During 2002, 2001 and 2000, the Company had purchases of raw materials of approximately $0.3 million, $6.2 million and $2.9 million, respectively, from Berkeley Process Controls, a California-based company, that is affiliated with a former member of the Company’s Board of Directors.

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

      Prior to the implementation of SAB 101, the Company recognized revenue from the sale of its products generally upon shipment. Effective June 4, 2000, the Company changed its method of recognizing revenue for sales of CMP systems to one in which revenue may be deferred in whole or in part based on customer acceptance and other factors (see below for a description of the Company’s revenue recognition policy). Due to the cyclical nature of the semiconductor capital equipment industry, and the Company’s dependence on a relatively small number of large sales, the change in the Company’s revenue recognition practices could have a material affect on recorded revenue in any particular reporting period. In periods of declining business, such as the current environment, revenues would exceed shipments, and in periods of increasing revenues, shipments would exceed revenues.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but are reviewed at least annually for impairment at the reporting unit level. The impairment test under SFAS No. 142 is based on a two-step process involving; 1) comparing the estimated fair value of the related reporting unit to its net book value, and 2) comparing the estimated implied fair value of goodwill to its carrying value. The Company elected early adoption of SFAS No. 142 in the first quarter of 2002. Based on the implementation of the non-amortization, impairment-only accounting approach, it was determined that an impairment charge of $2.6 million representing the carrying value of goodwill as of June 3, 2001 should be recorded. Accordingly, the Company recorded the cumulative effect of the change in accounting principle of ($2.6) million, or ($0.08) per share, as of the beginning of 2002 (June 3, 2001) as a charge in the first quarter of 2002. Net loss for 2001 would have been ($133.5) million or ($4.46) per share if the accounting change related to goodwill required by SFAS No. 142 had been applied to 2001. Net loss for 2000 would have been ($13.2) million or ($0.45) per share if the accounting change related to goodwill required by SFAS No. 142 had been applied to 2000.

Critical Accounting Policies and Accounting Estimates

      Management’s Discussion and Analysis of the Financial Condition and Results of Operations of SpeedFam-IPEC, Inc. is based upon the Company’s consolidated financial statements, which have been prepared in accordance with the United States generally accepted accounting principles (GAAP). The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported revenue and expenses during the reported periods. On a continual basis, the Company evaluates its estimates, including those related to valuation of inventories, collectability of accounts receivable, long-lived and intangible assets, income taxes, warranty obligations, and contingencies. The Company operates in a highly cyclical and competitive industry that is influenced by a variety of factors, including, but not limited to, rapid technological advances, product life cycles, customer and supplier lead times, and general economic conditions. Estimating product demand beyond a relatively short forecasting horizon is difficult and prone to forecasting error due to the cyclical nature and inherent lack of visibility in the industry. The Company bases its estimates on historical experience, and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following sets forth the critical accounting policies used in the preparation of our consolidated financial statements.

     Revenue Recognition

      The Company generates revenues from the sale of systems, spare parts and service contracts. Prior to the implementation of SAB 101, the Company recognized revenue from the sale of our products generally upon shipment. Effective June 4, 2000, we changed our method of recognizing revenue for sales of CMP systems to reflect the following approach;

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

      Revenue related to non-CMP systems and spare parts for all segments continue to be recognized upon transfer of title, which is generally upon shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured. We normally do not incur returns of CMP or non-CMP systems.

     Inventory and Purchase Order Commitments

      We value our inventory at the lower of cost or the current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory. The determination of the provision requires that we make significant assumptions about future demand for products (typically a twelve to twenty-four month future demand horizon) and the transition to new product offerings from legacy products. As demonstrated in the past twenty-four months, demand for our products can fluctuate significantly, which could result in an increase in the cost of inventory purchases or an increase in the amount of excess inventory quantities on hand. Also, our industry is characterized by rapid technological changes, frequent new product developments, and rapid product obsolescence. This could result in an increase in the amount of obsolete inventory quantities on hand. In 2001 and 2002, we recorded significant inventory write-downs for obsolete inventory and inventory in excess of forecasted requirements.

      We also reserve against open purchase order commitments in which our estimated obligation to receive inventory under these commitments exceeds expected production demand. These assumptions include, but are not limited to, future manufacturing schedules, customer demand, supplier lead time and technological and market obsolescence. If market conditions are less favorable than those projected by management, additional inventory provisions may be required.

     Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments for products and services. These allowances are established based upon historical experience, credit evaluations and specific customer collection issues we have identified. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. Collection of some accounts receivable are conditioned upon system acceptance. We have on occasion experienced longer than expected delays in receiving cash from certain customers until CMP system acceptance was completed. If some of our customers refuse to accept our CMP systems and withhold payment of account receivable, the allowance for doubtful accounts and future operating results may be adversely affected.

     Valuation Allowance on Deferred Tax Assets

      We review deferred tax assets generated by our operating losses quarterly and are currently in a net operating loss carryforward position. Based upon available data, which includes historical operating performance, we have provided a full valuation allowance against our net deferred tax assets June 1, 2002, as the future realization of the tax benefit is not sufficiently assured. Should we determine that we will be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation would be made in the period the determination was made.

     Product Warranty Costs

      We generally warrant our systems for a period of up to 12 months from shipment for material and labor to repair and service a system. A provision for the estimated cost of warranty is recorded at the time product revenue is recognized. On occasion, we have been required and may be required in the future to provide an extended warranty period to ensure that the systems are ultimately accepted. While our warranty costs have historically been within our expectations and provisions established, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs. In addition, new technological changes and frequent product development may result in products requiring more extensive and frequent warranty service, which may have a material adverse impact on our operating results for the periods in which such additional costs materialize.

     Impairment of Long-lived and Intangible Assets

      We continually evaluate whether events and circumstances have occurred that indicate the estimated useful lives of long-lived assets or intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, then we use an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. We make judgments and estimates used in establishing the carrying value of long-lived or intangible assets. These judgments and estimates could be modified if adverse changes were to occur in the future that result in an inability to recover the carrying value of these assets. These adverse changes could be caused by, among other factors, a continued downturn in the semiconductor industry, a general economic slowdown, reduced demand for our products in the market place, poor operating results, inability to protect intellectual property, or changing technologies and product obsolescence.

Contractual Obligations and Commercial Commitments

      The Company has Convertible Subordinated Notes of $115.0 million due in September 2004. The Company also leases certain facilities and equipment under capital leases and non-cancelable operating leases, which expire at various dates through 2011. Other cash obligations consist of non-cancelable commercial commitments, which the Company anticipates paying through March 2003.

      Contractual cash obligations and commitments relating to debt, lease payments and commercial commitments are as follows (in thousands):

		Operating	Commercial
	Debt	Leases(1)	Commitments

Through May 2003	$65	$4,309	$7,238
June 2003 to May 2006	115,054	10,968	10
June 2006 to May 2008	—	6,599	—
Thereafter	—	33,487	—

Total	$115,119	$55,363	$7,248

(1)	Reported amounts for operating leases have been reduced for income from subleases. Sublease income is as follows: $2,375 through May 2003, $7,619 June 2003 to May 2006; $5,106 June 2006 to May 2008; $9,210 thereafter.

Impact of Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the effects SFAS No. 143 will have on its financial position, results of operations or cash flows.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transactions reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the effects SFAS No. 144 will have on its financial position, results of operations or cash flows but does not anticipate that the impact will be significant.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 on June 2, 2002 and does not expect that it will have a material impact on the financial position or results of operations of the Company.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This annual report on Form 10-K, includes statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and SpeedFam-IPEC, Inc. claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this annual report on Form 10-K, in the Notes to Consolidated Financial Statements, and under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include, but are not limited to: (i) the Company’s belief that it is achieving success in the evaluation process and that such success will lead to additional tool of record designations; (ii) the Company’s anticipation that several tool of record decisions will be made over the next several months, thereby facilitating significant equipment sales; (iii) the Company’s assertion that the semiconductor market will rebound and that new fabrication facilities will be built; (iv) the Company’s belief that its current properties will be sufficient to meet the Company’s requirements for the foreseeable future; (v) the Company’s expectation that it will continue to invest substantial resources in research, development, and engineering programs; (vi) management’s belief that the current cash and investment balances, along with net cash generated through operations will be sufficient to meet the Company’s anticipated cash needs at least through May 31, 2003; and (vii) the Company’s belief that the merger will be successful.

      Forward-looking statements involve risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect the Company’s results and cause them to materially differ from those contained in the forward-looking statements include those listed below under the heading “Certain Factors Affecting SpeedFam-IPEC’s Business.” Forward-looking statements speak only as of the date the statement was made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements:

CERTAIN FACTORS AFFECTING SPEEDFAM-IPEC’S BUSINESS

      Our business is subject to numerous risks, including those discussed below. If any of the events described in these risks occurs, the Company’s business, financial condition and results of operations could be seriously harmed.

      We may not achieve the benefits we expect from the merger with Novellus. We entered into the merger agreement with Novellus with the expectation that the merger will result in significant benefits to both parties. Achieving the benefits of the merger depends on the timely, efficient and successful execution of a number of post-merger events, including integrating the operations, products, personnel and technologies of the two companies. In addition, the attention and effort devoted to the integration of the two companies could significantly divert management’s attention from other important issues, and could seriously harm the combined company.

      There may be fluctuations in the price of the common stock of Novellus, which, based on the fixed exchange ratio set forth in our merger agreement with Novellus and investors’ belief that the merger will be consummated at such stock price, may affect the market price of our common stock which could result in substantial losses for investors.

      Failure to complete the merger could negatively impact our stock price and future business and operations. If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

•	we may be required under certain circumstances to pay Novellus a termination fee in cash equal to $5.0 million and reimburse Novellus for its expenses;

•	the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed; and

•	costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed.

      Additionally, our customers and suppliers, in response to the announcement of the merger, may delay or defer decisions concerning us or decide to terminate their relationship with us. Any delay or deferral in those decisions or any decision to terminate such relationships by our customers or suppliers could have a material adverse effect on our business, regardless of whether the merger is ultimately completed. Similarly, this may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel to the extent we need to keep such personnel.

      Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the proposed merger. In addition, during the period in which the merger agreement is in effect and subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than Novellus.

      We are using substantial cash reserves to fund operations during the industry downturn, and there can be no assurance we will be able to achieve positive cash flow in the foreseeable future. During 2002, we used $25.4 million in operating activities compared to $30.0 million during the same period of the prior year. We are currently exploring options to generate positive cash flow, including continued reduction in operating expenses. However, we continue to experience depressed revenues and orders and we are unable to determine when increasing demand for our products will resume, if ever. Accordingly, we can provide no assurances that we will achieve a positive cash flow position in the future or obtain or generate sufficient cash proceeds from financings to sustain our operations.

      Our common stock may be delisted by Nasdaq if we do not comply with its listing maintenance requirements. Our common stock is listed on the Nasdaq National Market. We are currently in compliance with Nasdaq’s continued listing requirements. However, if the price of our common stock falls below $3 for 30 consecutive days and if our stockholder’s equity falls below $10 million, or if we are not otherwise able to demonstrate to Nasdaq our ability to comply with its other listing standards, our shares of common stock might be delisted. A delisting is likely to make the price of our common stock fall steeply. This lack of liquidity also could make it more difficult for us to raise capital in the future. As of June 1, 2002 our stockholders equity was $13.8 million and our stock price as quoted on Nasdaq was $2.85 per share as of July 31, 2002.

      Our current business model is predicated on the successful launch and market acceptance of our Momentum and Momentum300 products. Our failure to win qualification contests and obtain volume orders for our 200 and 300-millimeter would materially adversely affect our cash flow and operations. A significant portion of our projected revenue depends on sales of our Momentum product. Any positive response to Momentum through evaluation testing may not translate into sales of Momentum on the scale or in the time frame we anticipate. If we are unable to close anticipated orders, sell products at profitable levels, or fulfill orders for the Momentum product, our revenues, cash flow and profitability will be adversely affected.

      In particular, we must succeed in selling CMP equipment for leading-edge technologies such as 300-millimeter wafer processing, 0.13-micron and below processing, and copper applications in order to increase our cash flows and maintain market share. To compete for market share in these leading-edge technologies, we must enter into qualification contests that will result in manufacturers choosing a line of equipment and purchasing such equipment in volume. To date, we have not won any qualification contests for our 300-millimeter tool. If we fail to win qualification contests for 300-millimeter, 0.13 and below processing, and copper applications, we may experience difficulty achieving volume sales of Momentum and Momentum300 equipment to semiconductor manufacturers, which would adversely affect revenues and cash flows.

      The rollout of Momentum and Momentum300 may be slowed due to:

•	industry downturns;

•	manufacturing problems;

•	unforeseen technical problems with the Momentum or Momentum300 product itself;

•	changes in the CMP marketplace that differ from our expectations; or

•	competitive factors.

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

      We are transitioning our manufacturing process to more of an outsourced model, which will increase our dependence on a few key suppliers. For our Momentum products, we are moving toward an outsourced production model, in which a limited number of key vendors will supply a limited number of modules designed to our specifications that we will assemble into our products. Historically, we have manufactured our own products from parts, components and subassemblies provided by more than one hundred suppliers. Although we anticipate that our new processes will streamline production, reduce our inventories, and increase our margins, our operating results and relationships with our customers may suffer in the event of:

•	insufficient quantity or quality of parts from suppliers;

•	our failure to receive shipments from suppliers in a cost-effective and timely manner;

•	our suppliers’ failure to obtain necessary raw materials or other parts; or

•	our suppliers’ inability to obtain credit or maintain sufficient cash flows.

      Orders in backlog may not result in future revenue if customers cancel or reschedule orders. We include in backlog only those customer orders for which we have accepted purchase orders. Expected revenue may be lower if customers cancel or reschedule orders, which they can generally do without penalty. For instance, during fiscal 2002, we decreased our backlog by approximately $19 million for orders that were canceled or had shipment dates that were rescheduled beyond the next twelve months.

      The downturn in the semiconductor industry has led and may continue to lead to decreased revenues. During 2001 and 2002, slowing worldwide demand for semiconductors resulted in significant inventory buildups for semiconductor companies and a rapid decline in demand for semiconductor manufacturing equipment. Presently, we have little visibility regarding how long the semiconductor industry downturn will last or how severe the downturn will be. During fiscal 2002, we experienced cancellations and suspensions of orders for our products and a significant decrease in orders. Although we experienced a significant increase in bookings during the fourth quarter, we are uncertain as to the timing of a significant and sustainable industry recovery. If the downturn continues or worsens, we may experience additional cancellations and/or suspensions of orders for our products and a continuing slowdown in orders.

      Our quarterly results of operations could fluctuate due to factors outside of our control, which may cause fluctuations and a corresponding decrease to the price of our securities. Our quarterly operating results may fluctuate for reasons that are not within our control, including:

•	industry demand for our products, which depends on economic conditions in the semiconductor and silicon wafer markets;

•	timing of new product introductions and market acceptance of new or enhanced versions of our or our customers’ products;

•	ability to develop and implement new technologies in a timely fashion to meet market demand;

•	the health of other industries on which we are dependant, such as the personal computer, telecommunications and electronics industries;

•	consolidation in the chip manufacturing industry;

•	the actions of our competitors;

•	timing, cancellation or delay of customer orders, shipments and acceptance;

•	unexpected costs associated with sales and service of the CMP tools and processes; and

•	foreign currency exchange rates.

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

      Our dependence on international sales, particularly in Asia and Europe, subjects us to a risk of decreased revenues. International sales are subject to additional risks and uncertainties, including:

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

      International sales accounted for 64% of our total revenue for 2002, 61% for 2001, and 70% for 2000. We expect that international sales will continue to account for a significant portion of total revenue in future periods. If international sales are adversely effected as a result of any of the foregoing risks or uncertainties, our cash flows and financial condition would be similarly effected.

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

      We are subject to environmental regulations and our inability or failure to comply with these regulations could adversely affect our business. We are subject to environmental regulations in connection with our business operations, including but not limited to regulations related to the development, manufacturing and use of our products. From time to time, we receive notices alleging violations of these regulations. It is our policy to respond promptly to these notices and to take necessary corrective action. Failure or inability to comply with existing or future environmental regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacturing or use of certain of our products, each of which could damage our financial condition and results of operations.

      Terrorist attacks and threats or actual war may negatively impact all aspects of our operations, revenues, costs and stock price. Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers of parts, components and subassemblies, may impact our operations, including, among other things, causing delays or losses in the delivery of supplies to us and decreased sales of our products. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

      Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer.

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

The long-term debt was primarily incurred in connection with the Company’s issuance of convertible subordinated notes.

      The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company’s investment portfolio and debt obligations (in thousands).

								Fair Value
								June 1,
	2003	2004	2005	2006	2007	Thereafter	Total	2002

Cash equivalents	$33,358	—	—	—	—	—	$33,358	$33,358
Average interest rate	2.00%	—	—	—	—	—	2.00%
Long term debt	$65	115,040	14	—	—	—	$115,119	$73,006
Average interest rate	2.73%	6.25%	—	—	—	—	6.24%

      Foreign Currency Risk. The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in countries in Asia and Europe. During 2002, 2001 and 2000, the Company utilized financial instruments such as forward exchange contracts to hedge a portion, but not all, of its firm commitments denominated in foreign currencies, and uses currency option contracts to hedge a portion, but not all, of its anticipated and uncommitted transactions expected to be denominated in foreign currencies. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the committed or anticipated transactions being hedged. The purpose of the Company’s foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions. The Company recognizes all derivatives, including foreign currency exchange contracts, as either assets or liabilities on the balance sheet and measures the instruments at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized in earnings. At June 1, 2002, the Company’s foreign exchange contracts were not considered effective hedges. Those forward exchange contracts that have been marked to market are included in accounts payable and accrued expenses on the Company’s Consolidated Balance Sheet. To date, premiums paid for currency option contracts have not been material. The Company does not use derivative financial instruments for trading or speculative purposes.

      The following table provides information as of June 1, 2002 about the Company’s derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in the Company’s financial statements. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

			Estimated
	Notional	Average	Fair Value
June 1, 2002	Amount	Contract Rate	Gain/(Loss)

	In thousands, except for
	average contract rate
Foreign currency forward exchange contracts:
Japanese yen, purchases	$(65)	127.20	$(3)
Japanese yen, sales	$2,193	134.65	$205
Euro, sales	$59	1.03	$3

Item 8.     Financial Statements and Supplementary Data.

      The information required by this item is set forth in the Consolidated Financial Statements filed with this report.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

SpeedFam-IPEC, Inc.:

      We have audited the accompanying consolidated balance sheets of SpeedFam-IPEC, Inc. and subsidiaries as of June 1, 2002 and June 2, 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period from June 1, 1999 through June 1, 2002. These consolidated financial statements are the responsibility of the management of SpeedFam-IPEC, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpeedFam-IPEC, Inc. and consolidated subsidiaries as of June 1, 2002 and June 2, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period from June 1, 1999 through June 1, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill in fiscal 2002 and its method of accounting for revenue in fiscal 2001.

KPMG LLP

Chicago, Illinois
June 28, 2002

SPEEDFAM-IPEC, INC.

CONSOLIDATED BALANCE SHEETS

June 1, 2002 and June 2, 2001

	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,358	$47,344
Short-term investments	—	13,495
Trade accounts receivable, less allowance for doubtful accounts of $2,659 in 2002 and $2,907 in 2001.	22,162	60,619
Inventories	44,545	88,059
Shipped systems pending acceptance	9,175	13,953
Prepaid expenses and other current assets	3,896	4,549

Total current assets	113,136	228,019
Property, plant, and equipment, net	58,007	75,241
Other assets	5,684	11,625

Total assets	$176,827	$314,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$65	$229
Accounts payable	11,061	23,314
Deferred systems revenue	18,238	46,281
Accrued liabilities	13,904	18,675

Total current liabilities	43,268	88,499

Long-term liabilities:
Long-term debt	115,054	115,124
Other liabilities	4,620	5,321

Total long-term liabilities	119,674	120,445

Stockholders’ equity:
Common stock, no par value, 60,000 shares authorized, 30,672 and 30,116 shares issued and outstanding at June 1, 2002 and June 2, 2001, respectively	1	1
Additional paid-in capital	435,663	434,090
Retained deficit	(423,049)	(328,977)
Accumulated comprehensive income	1,270	827

Total stockholders’ equity	13,885	105,941

Total liabilities and stockholders’ equity	$176,827	$314,885

See accompanying notes to consolidated financial statements.

SPEEDFAM-IPEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 1, 2002, June 2, 2001 and June 3, 2000

	2002	2001	2000

	(In thousands, except per share data)
Net sales	$119,166	$267,080	$274,048
Cost of sales	128,909	228,545	184,527

Gross margin	(9,743)	38,535	89,521

Operating expenses:
Research, development, and engineering	44,665	64,026	53,714
Selling, general, and administrative	28,131	52,436	52,356
Litigation settlement cost	1,800	—	—
Merger, integration, and restructuring	3,000	8,583	—

Total operating expenses	77,596	125,045	106,070

Operating loss	(87,339)	(86,510)	(16,549)
Other expense, net	(6,633)	(783)	(454)
Gain (loss) on disposal of investment in affiliate	—	(10,763)	6,103
Equity in net earnings (loss) of affiliates	—	110	(3,278)

Loss before income taxes	(93,972)	(97,946)	(14,178)
Income tax benefit	2,482	—	—

Loss before cumulative effect of accounting changes	(91,490)	(97,946)	(14,178)
Cumulative effect of accounting changes	(2,582)	(36,542)	—

Net loss	$(94,072)	$(134,488)	$(14,178)

Net loss per common share:
Basic and diluted:
Loss before cumulative effect of accounting changes	$(3.01)	$(3.27)	$(0.48)
From cumulative effect of accounting changes	(0.08)	(1.22)	—

Net loss	$(3.09)	$(4.49)	$(0.48)

Weighted average shares used in per share calculation:
Basic and diluted	30,414	29,961	29,503

Amounts as if the accounting changes were applied retroactively:
Net loss	$(91,490)	$(97,003)	$(35,240)

Net loss per share:
Basic and diluted	$(3.01)	$(3.24)	$(1.19)

See accompanying notes to consolidated financial statements.

SPEEDFAM-IPEC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME
Years Ended June 1, 2002, June 2, 2001 and June 3, 2000

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income
	Stock	Capital	Deficit	(Loss)	Total

	(In thousands)
Balance at May 31, 1999	$1	$427,290	$(180,311)	$(230)	$246,750
Comprehensive income (loss):
Net loss	—	—	(14,178)	—	(14,178)
Foreign currency translation adjustments	—	—	—	1,299	1,299
Net unrealized change in investment securities	—	—	—	(317)	(317)

Total comprehensive loss					(13,196)
Exercise of stock options and employee stock plan purchases	—	3,416	—	—	3,416

Balance at June 3, 2000	1	430,706	(194,489)	752	236,970

Comprehensive income (loss):
Net loss	—	—	(134,488)	—	(134,488)
Foreign currency translation adjustments	—	—	—	(436)	(436)
Net unrealized change in investment securities	—	—	—	511	511

Total comprehensive loss					(134,413)
Exercise of stock options and employee stock plan purchases	—	3,384	—	—	3,384

Balance at June 2, 2001	1	434,090	(328,977)	827	105,941

Comprehensive income loss:
Net loss	—	—	(94,072)	—	(94,072)
Foreign currency translation adjustments	—	—	—	467	467
Net unrealized change in investment securities	—	—	—	(24)	(24)

Total comprehensive income (loss)					(93,629)
Exercise of stock options and employee stock plan purchases	—	1,376	—	—	1,376
Contribution of stock to employee benefit plan	—	197	—	—	197

Balance at June 1, 2002	$1	$435,663	$(423,049)	$1,270	$13,885

See accompanying notes to consolidated financial statements.

SPEEDFAM-IPEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 1, 2002, June 2, 2001 and June 3, 2000

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(94,072)	$(134,488)	$(14,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net (earnings) loss of affiliates	—	(110)	3,278
Depreciation and amortization	13,453	17,024	17,446
(Gain) loss on disposal of investments in affiliates	—	10,763	(6,103)
Non-cash portion of merger, integration, restructuring and other charges	48,099	45,624	—
Contribution of stock to employee benefit plan	197	—	—
Cumulative effect of change in accounting principle	2,582	36,542	—
(Gain) loss on sales of assets	—	(1,966)	54
(Increase) decrease in assets:
Trade accounts receivable	39,057	69,524	(52,703)
Inventories	8,697	(40,442)	(1,271)
Shipped systems pending acceptance	4,779	7,357	—
Prepaid expenses and other current assets	767	(1,200)	6,526
Increase (decrease) in liabilities:
Accounts payable and due to affiliates	(13,978)	(20,468)	26,853
Accrued liabilities	(6,936)	(3,665)	(25,131)
Deferred systems revenue	(28,043)	(14,475)	—

Net cash used in operating activities	(25,398)	(29,980)	(45,229)

Cash flows from investing activities:
Net proceeds from disposal of investment in affiliate	—	661	—
Purchases of short-term investments	—	(24,674)	(64,340)
Maturities of short-term investments	13,495	39,924	85,808
Capital expenditures	(3,230)	(15,282)	(15,060)
Proceeds from sales of assets	—	8,125	—
Proceeds from the sale of Fujimi Corporation	—	—	10,000
Proceeds from licensing technology and transfer of associated assets	—	—	2,335
Other investing activities	(297)	(4,430)	(371)

Net cash provided by investing activities	9,968	4,324	18,372

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchases	1,376	3,384	3,416
Principal payments on long-term debt	(90)	(1,641)	(1,165)

Net cash provided by financing activities	1,286	1,743	2,251

Effect of foreign currency rate changes on cash	158	(803)	(337)

Net decrease in cash and cash equivalents	(13,986)	(24,716)	(24,943)
Cash and cash equivalents at beginning of year	47,344	72,060	97,003

Cash and cash equivalents at end of year	$33,358	$47,344	$72,060

Supplemental cash flow information
Cash paid during the year for:
Interest	$7,258	$7,245	$7,379
Income taxes	$1,417	$902	$435

See accompanying notes to consolidated financial statements.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

      SpeedFam-IPEC, Inc. (the Company), an Illinois corporation, is a leading global supplier of chemical mechanical planarization (or CMP) systems, with more than 1,300 systems installed worldwide. The Company designs, develops, manufactures, markets and supports CMP systems which are used in the fabrication of semiconductor devices. In addition to CMP systems, the Company markets high-throughput precision surface processing equipment, manufactures and markets systems for the general industrial applications markets, and markets and distributes parts, consumables and slurries used in surface processing.

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

     (b) Fiscal Year

      The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, the 2002 fiscal year ended on June 1 and contained 52 weeks, the 2001 fiscal year ended on June 2 and contained 52 weeks, and the 2000 fiscal year ended on June 3 and contained 53 weeks. All references to years relate to fiscal years unless otherwise noted.

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

     (d) Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or the current estimated market value.

     (e) Property, Plant, and Equipment

      Property, plant, and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows: building and improvements, 7 to 40 years; machinery and equipment, 5 to 7 years;

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

furniture and fixtures, 3 to 5 years; and leasehold improvements, the shorter of the useful life of the asset or the lease term.

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

     (g) Revenue Recognition

      The Company generates revenue from the sale of systems, spare parts and service contracts. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” addressing the timing of revenue recognition for sales of products that involve contractual customer acceptance provisions and installation if these events occur following shipment of the product and transfer of title. The Company elected early adoption of SAB 101 in the third quarter of 2001, retroactive to the beginning of 2001 as a charge in the first quarter of 2001. The previously reported results for the first and second quarters of 2001 prior to the adoption of SAB 101 were restated to reflect the new revenue recognition method.

      Prior to the implementation of SAB 101, the Company recognized revenue from the sales of its products generally upon shipment. Effective June 4, 2000, the Company changed its method of recognizing revenue for sales of CMP systems to reflect the following approach; 1) for CMP system sales to a new customer, or CMP system sales of existing products with new specifications or acceptance criteria, and for all new CMP products, revenue is deferred until customer acceptance, at which time the revenue is recognized. The related costs for systems for which this approach is used are recorded as shipped systems pending acceptance until customer acceptance, at which time cost of goods sold is recorded; 2) for CMP system sales to existing customers who have previously purchased the same system with the same customer-specified acceptance provisions, revenue is recognized under a multiple-element arrangement. Accordingly, upon shipment, the contractual amount payable by the customer is recorded as revenue and title is transferred. The remainder is recorded as deferred revenue and recognized as revenue upon customer acceptance. Revenue related to non-CMP systems and spare parts for all segments will continue to be recognized upon transfer of title, which is generally upon shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

     (h) Warranty Costs

      The Company generally warrants its systems for a period of up to 12 months from shipment for material and labor to repair and service the system. A provision for the estimated cost of warranty is recorded at the time product revenue is recognized.

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

     (j) Earnings (Loss) Per Share

      Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assumes the exercise of all options and warrants which are dilutive, whether exercisable or not.

      In calculating diluted net loss per common share, common stock equivalent shares (determined under the treasury stock method) consisting of stock options, warrants, convertible notes, and convertible preferred stock have been excluded because their inclusion would have been anti-dilutive.

     (k) Significant Customers and Concentration of Credit Risk

      The Company sells its products and services primarily to semiconductor manufacturers, and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     (l) Patents and Trademarks

      Patents and trademarks included in other assets are amortized on a straight-line basis over 5 years.

     (m) Research, Development, and Engineering

      Expenditures for research, development, and engineering of products and processes are expensed as incurred.

     (n) Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     (p) Fair Value of Financial Instruments

      The Company’s financial instruments at June 1, 2002 and June 2, 2001 include cash equivalents, short-term investments, trade receivables, trade payables, foreign exchange contracts, and long-term debt. Information about the fair value of short-term investments is presented in Note 6. The carrying value of cash equivalents, trade receivables, and trade payables approximates fair value because of the short maturity of

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these instruments. Fair values relating to foreign currency contracts (used for hedging purposes) reflect the estimated net amounts that the Company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts and are not material at June 1, 2002 and June 2, 2001. The fair value of the Company’s long-term debt is approximately $73.0 million as of the end of 2002. The fair value of the Company’s long-term debt is estimated based on quoted market prices.

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

     (r) Derivative Financial Instruments

      The Company conducts portions of its business in various foreign currencies. The Company entered into forward foreign exchange contracts to buy and sell foreign currencies as economic hedges of trade receivables and accounts payable denominated in a currency other than the U.S. dollar. In 2002, 2001 and 2000 these hedging contracts were denominated primarily in the Japanese yen. The maturities of all the forward foreign exchange contracts are generally short-term in nature. As the impact of movements in currency exchange rates on forward foreign exchange contracts offset the related impact on the underlying items being hedged, the Company believes these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign transaction currency gains and losses have not been significant.

      Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, established accounting and reporting standards related to derivative financial instruments and hedging activities. These statements require that the Company recognize all derivatives, including foreign currency exchange contracts, as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. At June 1, 2002,the Company’s foreign exchange contracts were not considered effective hedges. The Company adopted SFAS 133 and SFAS 138 as of June 3, 2001 and the transition adjustment was not material.

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

     (s) Reclassifications

      Certain reclassifications have been made in the 2001 and 2000 financial statements to conform to the 2002 presentation.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (t) Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the effects SFAS No. 143 will have on its financial position, results of operations or cash flows.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144, which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transactions reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the effects SFAS No. 144 will have on its financial position, results of operations or cash flows but does not anticipate that the impact will be significant.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 on June 2, 2002 and does not expect that it will have a material impact on the financial position or results of operations of the Company.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

(2) Restructuring and Other Charges Associated with the Industry Downturn

      During 2001, slowing worldwide demand for semiconductors resulted in a rapid decline in demand for manufacturing equipment. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth caused semiconductor companies to reevaluate their capital spending plans. A number of the Company’s customers revised the timing of their capital spending and rescheduled or canceled existing orders, resulting in the postponement or cancellation of equipment delivery and a decline in new orders. As a result, the Company was forced to record significant inventory write-downs and take swift actions to substantially reduce overall operating expenses. Cost-cutting measures included a

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30 percent reduction in workforce, a 15 percent salary cutback for executives, as well as pay reductions for all mid-to upper-level employees and a decrease in overall discretionary spending.

      During the year ended June 2, 2001, the Company recorded approximately $39.1 million in restructuring and other special charges which included inventory write-downs of $31.2 million; asset impairments of $4.4 million; lease termination costs of $1.7 million; severance costs of $1.0 million for 247 employees, primarily manufacturing technicians, engineers and field service representatives; and $0.8 million of other charges. As of June 1, 2002, the Company had completed all restructuring activities in accordance with its previously established and announced plans which included cash expenditures of $1.5 million and asset write-offs of $37.6 million.

      These costs were classified in the statement of operations for the year ended June 2, 2001 in cost of sales and operating expenses. The following table summarizes the classification of the restructuring and other charges (in thousands):

Cost of sales	$31,707
Research and development costs	3,623
Selling, general and administrative costs	296
Restructuring charges	3,460

$39,086

      This decline in demand for semiconductors has continued in 2002 and several of the Company’s customers have rescheduled deliveries or canceled existing orders and the Company has experienced a substantial decline in new orders. Because the duration of this downturn in demand has been longer than originally anticipated, the Company believes that purchases in the next upturn will be primarily for the Company’s Momentum products. As a result of the extended downturn, the Company recorded significant inventory write-downs for obsolete inventory and inventory in excess of forecasted requirements and implemented additional cost cutting measures including the downsizing and consolidation of operations in the Phoenix, AZ, Portland, OR and Austin, TX areas. During the year ended June 1, 2002, the Company recorded charges of $48.1 million which included inventory write-downs of $36.3 million; asset impairments of $8.5 million; lease termination costs of $1.1 million; $1.3 million in non-cancelable purchase commitments; and $0.9 million of other charges. In 2002, the Company spent $0.9 million for non-cancelable purchase commitments and anticipates spending the remaining $0.4 million in first half of 2003. Cash outlays for non-cancelable leases were $0.3 million in 2002 and the Company anticipates spending the remaining $0.8 million over the next three years.

      These costs were classified in the statement of operations for the year ended June 1, 2002 in cost of sales and operating expenses. The following table summarizes the classification of the restructuring and other charges:

Cost of sales	$37,602
Research and development costs	7,338
Selling, general and administrative costs	159
Restructuring charges	3,000

$48,099

(3) Restructuring and Other Charges Associated with the Disposal of the Far East Joint Venture

      On August 30, 2000, the Company and Obara Corporation (Obara) dissolved SpeedFam-IPEC Co., Ltd. (together with its subsidiaries and joint ventures, the Far East Joint Venture). Under the terms of the Master

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization Agreement with Obara, ownership of the CMP operations of the Far East Joint Venture was transferred to the Company and specific personnel involved in CMP efforts became employees of the Company. Obara continues the non-CMP activities of the joint venture, which include the manufacture of silicon wafer polishing products.

      Under the terms of a distributor agreement signed on August 31, 2000, the Company continues to act as a direct distributor in the United States and Europe for the wafer and disk polishing products manufactured by Obara and is prohibited from manufacturing these products.

      During the first quarter of 2001, the Company recorded charges totaling $10.8 million related to the loss on disposal of the Company’s 50% investment interest in the Far East Joint Venture and $8.4 million related to the Company’s exit from the manufacturing of wafer and disk polishing products as the Company is prohibited from manufacturing these products. The $8.4 million charge includes $3.3 million of inventory write-downs of raw materials and spare parts related to silicon wafer and thin film memory disk polishing products classified as a component of cost of sales. Impairment of fixed assets of the exited operations, severance costs for three employees including a former executive of the Far East Joint Venture and other charges associated with the Company’s exit from the manufacturing of wafer and disk polishing products totaled $5.1 million and were classified as restructuring charges.

      During 2001, the Company completed all of its restructuring activities in accordance with its previously established and announced plans; therefore, no remaining liability exists as of June 1, 2002. During 2001, the Company incurred $15.8 million in asset write-offs and paid and charged to the liability $3.4 million.

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

      The remaining restructuring accrual for lease terminations associated with the merger is approximately $4.6 million which the Company believes is adequate to cover the remaining costs, primarily lease termination payments on certain vacated facilities not offset by sublease income. Sublease activity began in May 2000 and

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is projected to continue through the Company’s lease term. For the year ended June 1, 2002, $2.0 million in lease termination costs were charged to the accrual, all of which were cash expenditures.

(5) Changes in Accounting Principle

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 supersedes prior guidance and requires that goodwill no longer be amortized to earnings, but instead be annually reviewed for impairment. In addition, goodwill should be tested for impairment upon adoption. The Company early adopted SFAS No. 142 in the first quarter of 2002 and recorded a cumulative effect of change in accounting principle for the write-off of goodwill of ($2.6) million, or ($0.08) per share, as of the beginning of 2002 (June 3, 2001). The impact of adoption was to reduce the loss before cumulative effect of accounting change for 2002 by $0.9 million or $0.03 per share. The circumstances leading to the impairment of goodwill primarily relate to current operating losses, the absence of positive cash flows and uncertainties resulting from the duration and severity of the industry downturn. The fair value of the reporting units, which correspond to the Company’s business segments, were estimated using quoted market prices. Net loss for 2001 would have been ($133.5) million or ($4.46) per share, if the accounting change related to goodwill required by SFAS No. 142 had been applied to that period. Net loss for 2000 would have been ($13.2) million or ($0.45) per share if the accounting change related to goodwill required by SFAS No. 142 had been applied to that period.

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

      Prior to the implementation of SAB 101, the Company recognized revenue from the sales of its products generally upon shipment. Effective June 4, 2000, the Company changed its method of recognizing revenue for sales of CMP systems to reflect the following approach: 1) for CMP system sales to a new customer, or CMP system sales of existing products with new specifications or acceptance criteria, and for all new CMP products, revenue is deferred until customer acceptance, at which time the revenue is recognized. The related costs for systems for which this approach is used are recorded as shipped systems pending acceptance until customer acceptance, at which time cost of goods sold is recorded; and 2) for CMP system sales to existing customers that have previously purchased the same system with the same customer-specified acceptance provisions, revenue is recognized under a multiple-element arrangement. Accordingly, upon shipment, the contractual amount payable by the customer is recorded as revenue and title is transferred. The remainder is recorded as deferred revenue and recognized as revenue upon customer acceptance. Revenue related to non-CMP systems and spare parts for all segments continues to be recognized upon transfer of title, which is generally upon shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. The cumulative effect of the change in accounting principle discussed above includes system revenue, cost of sales and certain expenses that will be recognized when the conditions for revenue recognition have been met.

      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, established accounting and

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting standards related to derivative financial instruments and hedging activities. These statements require that the Company recognize all derivatives, including foreign currency exchange contracts, as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in operations. The Company adopted SFAS 133 and SFAS 138 as of June 3, 2001 and the transition adjustment was not material to the financial statements.

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

(6) Short-term Investments

      The Company held no short-term investments at the end of 2002. The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair value of short-term investments classified as available-for-sale are summarized as follows at the end of 2001 (in thousands):

2001

		Gross	Gross
		Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

Corporate debt securities and other	$13,471	$24	$—	$13,495

(7) Inventories

      Inventories at the end of 2002 and 2001 are summarized as follows (in thousands):

	2002	2001

Raw materials	$19,164	$49,081
Work-in-process	11,490	19,706
Finished goods	13,891	19,272

Total inventories	$44,545	$88,059

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Property, Plant, and Equipment

      Property, plant, and equipment at the end of 2002 and 2001 are summarized as follows (in thousands):

	2002	2001

Land	$2,592	$2,634
Buildings and building improvements	41,620	42,463
Machinery and equipment	58,082	65,897
Furniture and fixtures	4,604	4,785
Leasehold improvements	2,031	2,457
Construction in progress	7	2,946

	108,936	121,182
Less accumulated depreciation	(50,929)	(45,941)

Net property, plant, and equipment	$58,007	$75,241

      Depreciation expense was $10.8 million, $15.2 million, and $15.4 million in 2002, 2001, and 2000, respectively.

(9) Intangible Assets

      Intangible assets included in other assets at the end of 2002 and 2001 are summarized as follows (in thousands):

	2002	2001

Patents	$3,089	$4,379
Debt issuance costs	3,800	3,800
Goodwill	—	10,138
Trademarks	—	370

	6,889	18,687
Less accumulated amortization — patents	(416)	(120)
Less accumulated amortization — debt issuance costs	(2,452)	(1,961)
Less accumulated amortization — goodwill	—	(7,556)
Less accumulated amortization — trademarks	—	(229)

Net intangible assets	$4,021	$8,821

      Amortization expense was $2.6 million, $1.8 million, and $2.1 million in 2002, 2001 and 2000, respectively. Estimated amortization expense for the next five years is: $1.1 million in 2003, $1.1 million in 2004, $0.7 million in 2005, $0.5 million in 2006 and $0.5 million in 2007.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Accrued Liabilities

      Accrued liabilities at the end of 2002 and 2001 are summarized as follows (in thousands):

	2002	2001

Accrued payroll and benefits	$2,310	$3,361
Accrued merger, integration, and restructuring costs	1,288	1,719
Accrued warranty and installation costs	804	6,156
Other accrued liabilities	9,502	7,439

Total accrued liabilities	$13,904	$18,675

(11) Investment in Affiliates

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

      During the first quarter of 2001, the Company recorded charges totaling $10.8 million related to the loss on disposal of the Company’s 50% investment interest in the Joint Venture. Summary financial information relating to the Joint Venture is as follows:

Statements of Earnings (in thousands)

		Year Ended
	May 1, 2000 -	April 30,
	July 31, 2000	2000

Net sales	$29,626	$108,000
Costs and operating expenses	29,267	118,922

Earnings (loss) before income taxes	359	(10,922)
Income taxes	(130)	(3,346)

Net earnings (loss) before minority interest	229	(7,576)
Minority interest	9	50

Net earnings (loss)	$220	$(7,526)

(12) Income Taxes

      The Company files consolidated U.S. Federal income tax returns with its domestic subsidiary. Operations in the United Kingdom, Germany, Japan, Taiwan, Korea, Singapore and Malaysia file local income tax returns. Earnings (loss) before income taxes are as follows (in thousands):

	2002	2001	2000

U.S.	$(97,270)	$(102,675)	$(15,322)
Non-U.S.	3,298	4,729	1,144

Total	$(93,972)	$(97,946)	$(14,178)

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense (benefit) is as follows (in thousands):

	2002	2001		2000

Current:
U.S. Federal	$(3,578)		$—	$—
State	—		—	—
Non-U.S.	1,096		—	—

	(2,482)		—	—
Deferred:
U.S. Federal and state	—		—	—
Non-U.S.	—		—	—

	—		—	—

Income tax expense (benefit)	$(2,482)	$		$—

      The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) at the end of 2002 and 2001 are attributable to (in thousands):

	2002	2001

Deferred tax assets:
Deferred revenue, net	$3,625	$12,931
Financial valuation accounts	24,075	18,516
Expenses not currently deductible	264	3,065
Merger, integration, and restructuring accruals	2,284	2,804
Net operating loss and tax credit carryforwards	140,379	105,673
Other	442	366

	171,069	143,355
Valuation allowance	(170,401)	(142,698)

	668	657
Deferred tax liabilities:
Depreciation and amortization differences	(668)	(668)

Net deferred tax liability	$—	$(11)

      The net deferred tax liability in 2001 was recorded in the accompanying consolidated balance sheets as a component of other liabilities.

      The Company has in excess of $34.0 million of Federal net operating loss carryforwards at June 1, 2002 which expire between 2003 and 2022. The Company also has $9.3 million of Federal research and development tax credit carryforwards available. These carryforwards begin to expire in 2011.

      The Company recorded a net tax benefit of approximately $2.5 million in 2002 primarily for a refund of taxes previously paid related to the “Job Creation and Worker Assistance Act of 2002” (The Act) passed by Congress in March, 2002. The Act temporarily extended the general net operating loss carryback period to five years. This income tax benefit was recorded in the fourth quarter, the period in which the Act was passed, and will not impact future periods.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The valuation allowance for deferred taxes was increased by $27.7 million and $46.8 million during 2002 and 2001, respectively. A valuation allowance is required to be recorded against deferred tax assets if it is more likely than not that the tax assets will not be realized. This determination is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. The Company has established a full valuation allowance against all of its deferred tax assets. The Company will recognize future benefits only as reassessment demonstrates that the deferred tax assets are realizable. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits attributable to the deferred tax assets will be recorded in future operations as a reduction of the Company’s income tax expense.

      A reconciliation between the Company’s effective tax rate and the expected tax rate on earnings before income taxes is as follows:

	2002	2001	2000

Expected income tax rate	(34)%	(34)%	(34)%
State taxes, net of U.S. Federal tax benefit	(6)	(6)	(6)
Research and development and other tax credits	(2)	(2)	(22)
Disposition of investments	—	—	14
Non-deductible expenses, including purchased research and development and amortization of goodwill	13	9	8
Change in beginning of year valuation allowance	27	33	39
Other	—	—	1

Effective income tax rate	(2)%	0%	0%

      No provision is made for income taxes on undistributed earnings of wholly owned non-U.S. subsidiaries, because it is the Company’s present intention to reinvest substantially all the earnings of these operations. At the end of 2002, there was approximately $7.2 million of accumulated undistributed earnings of those operations. It is not practical for the Company to compute the amount of unrecognized deferred tax liability on the undistributed earnings. However, the Company would be able to apply foreign tax credits to reduce any such tax liability and also would be able to apply its net operating loss carryforward.

(13) Line of Credit

      SpeedFam-IPEC Limited in the United Kingdom, a wholly owned subsidiary of the Company, has a £950,000 ($1.4 million) revolving line of credit with a major United Kingdom bank. The revolving line of credit is secured by property and equipment of the subsidiary and is payable on demand. If the line of credit is utilized, interest will accrue on the outstanding balance at 1.75% above the bank’s base rate (4.00% at June 1, 2002). As of June 1, 2002 and June 2, 2001, no amounts were outstanding under the line of credit.

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Long-term Debt

      Long-term debt at June 1, 2002 and June 2, 2001 consists of the following (in thousands):

	2002	2001

Convertible subordinated notes	$115,000	$115,000
Capital lease obligations, interest rates ranging from 4.08% to 9.8%	119	353

	115,119	115,353
Less current portion	65	229

Long term debt, net of current portion	$115,054	$115,124

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

      The Company entered into lease financing arrangements for certain equipment that expire at various dates through September 2004.

      The future maturities of long-term debt are as follows (in thousands):

Years	Amount

2003	$65
2004	115,040
2005	14

Total	$115,119

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

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Management believes that these matters will be resolved without a material effect on the Company’s financial position or results of operations

      The Company and its subsidiaries occupy certain manufacturing and office facilities and use certain equipment under noncancelable operating leases expiring at various dates through 2006. Rental expense was approximately $3.0 million, $3.4 million, and $3.0 million in 2002, 2001, and 2000, respectively.

      Future minimum lease payments for all noncancelable operating leases having remaining terms in excess of one year at the end of 2002, excluding the lease termination payments relating to the former IPEC Planar facility which are classified as restructuring costs (refer to Note 4) and the lease of the Company’s corporate headquarters and research and development facilities subsequent to June 1, 2002 (refer to note 25), are as follows (in thousands):

Year	Amount

2003	$1,131
2004	798
2006	359
2006	76
2007	26
Thereafter	6

Total	$2,396

(16) Forward Exchange Contracts

      The notional amounts of foreign exchange contracts as of June 1, 2002 and June 2, 2001 were as follows (in thousands):

	2002	2001

Forward exchange contracts to buy foreign currency	$65	$5,232

Forward exchange contracts to sell foreign currency	$2,252	$5,153

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All currency forward contracts outstanding at June 1, 2002 have maturities of less than one year and are primarily to buy or sell Japanese yen in exchange for U.S. dollars. Management believes that these contracts should not subject the Company to undue risk from foreign exchange movements, because gains and losses on these contracts generally offset gains and losses on the assets, liabilities, and transactions being hedged.

(17) Employee Benefits

      The Company maintains defined-contribution savings and profit-sharing plans for its employees. The plans cover certain employees who meet length of service requirements. Effective November 30, 2001, the Company established a discretionary matching program whereby the Company contributes a matching contribution to the plans in the form of Company stock every six months. In 2002, 63,903 shares were contributed at a price of $3.06, resulting in an expense of $0.2 million. Prior to the implementation of this program, total Company contributions were $1.2 million and $1.1 million 2001 and 2000, respectively. These contributions were made in cash.

      The Company’s 1995 Employee Stock Purchase Plan qualifies under Section 423 of the Internal Revenue Code. The maximum number of shares of the Company’s stock which shall be made available for sale under the Plan shall be 1,300,000 shares plus an annual increase to be added on June 1 of each year (beginning June 1, 2001) equal to the lesser of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of the Company, or (iii) a number of shares determined by the Board of Directors of the Company. In 2002 and 2001, 306,720 and 301,164 shares were added to the plan, respectively. Payroll deductions for the purchase of stock may not exceed 15% of an employee’s base compensation, or $25,000. The employee stock purchase plan provides that eligible employees may purchase stock at 85% of its fair value on specified dates. Under the plan, the Company sold approximately 398,000, 330,000 and 67,000 shares in 2002, 2001, and 2000, respectively.

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

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes option activity and related information:

			Weighted
			Average
			Exercise
	Options	Price Per Share	Price

Balance at May 31, 1999	3,813,839	$2.04 – 59.00	$20.71
Granted	2,213,750	9.44 – 21.50	11.86
Exercised	(242,214)	2.04 – 25.18	12.05
Canceled or expired	(402,292)	2.04 – 56.25	19.98

Balance at June 3, 2000	5,383,083	$2.04 – 59.00	$17.51
Granted	1,554,100	4.56 – 20.06	5.38
Exercised	(84,480)	2.04 – 19.54	9.81
Canceled or expired	(1,457,596)	2.04 – 59.00	17.10

Balance at June 2, 2001	5,395,107	$2.04 – 59.00	$13.77
Granted	2,704,500	1.10 – 4.69	3.40
Exercised	(95,411)	1.51 – 4.56	3.46
Canceled or expired	(2,274,191)	1.10 – 56.25	15.59

Balance at June 1, 2002	5,730,005	$1.10 – 59.00	$8.54

      The following table summarizes information about stock options outstanding at June 1, 2002:

		Weighted
	Options	Average		Options
	Outstanding	Remaining	Weighted-	Exercisable	Weighted-
	at	Contractual	Average	at	Average
Range of	June 1,	Life	Exercise	June 1,	Exercise
Exercise Prices	2002	(Years)	Price	2002	Price

$ 2.04 – 5.9	0 3,181,398	7.4	$3.70	1,122,985	$3.96
$ 5.91 – 11.8	0 900,900	7.0	9.32	539,500	9.45
$11.81 – 17.70	710,553	7.6	12.68	447,399	12.70
$17.71 – 23.60	856,827	4.3	19.64	823,894	19.62
$23.61 – 29.50	13,607	6.1	24.36	13,017	24.28
$29.51 – 35.40	6,404	5.3	31.17	6,364	34.18
$35.41 – 41.30	49,716	4.9	36.52	49,596	36.52
$41.31 – 47.20	1,200	5.2	45.93	960	45.73
$53.11 – 59.00	9,400	3.1	56.37	8,320	56.36

$ 2.04 – 59.0	0 5,730,005	6.9	$8.54	3,012,035	$11.37

      The Company applies the intrinsic value-based method of accounting for its fixed plan stock options. Accordingly, no compensation cost has been recognized for the stock option and stock purchase plans. Had compensation cost for the Company’s stock option and stock purchase plans been determined based on the fair

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value at the grant date for awards in 2002, 2001 and 2000, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands except per share data):

	2002	2001	2000

Net loss as reported	$(94,072)	$(134,488)	$(14,178)
Pro forma net loss	(99,983)	(144,343)	(23,588)
Basic and diluted net loss per share as reported	(3.09)	(4.49)	(0.48)
Basic and diluted pro forma net loss per share	(3.29)	(4.82)	(0.80)

      In calculating pro forma compensation, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for grants made in 2002, 2001 and 2000.

	2002	2001	2000

Dividend yield	None	None	None
Expected volatility	105%	94%	85%
Risk-free interest rate	3.73	4.55	6.60
Expected lives in years	3	3	3

      The weighted average fair value of options granted was $2.10 per share, $3.34 per share, and $6.88 per share for 2002, 2001, and 2000, respectively.

(19) Business Segment Information

      The Company classifies its products into three core business segments: (i) the CMP Group, which is comprised of the Company’s development and production of chemical mechanical planarization systems; (ii) the Surface Technology Group, which is comprised of the distribution of high-throughput precision surface processing equipment used in silicon wafer products; and (iii) the Industrial Applications Group, which is comprised of the distribution of high-throughput precision surface processing equipment used in general industrial applications. Information concerning the Company’s business segments in 2002, 2001, and 2000 is as follows (in thousands):

Net sales to customers:
CMP Group	$88,700	$217,358	$230,191
Surface Technology Group	16,241	29,159	29,155
Industrial Applications Group	14,225	20,563	14,702

Total net sales	$119,166	$267,080	$274,048

Segment operating profit (loss):
CMP Group	$(60,983)	$(58,535)	$(1,157)
Surface Technology Group	(1,603)	(2,119)	(651)
Industrial Applications Group	1,248	3,173	2,341

Total segment operating profit (loss)	(61,338)	(57,481)	533

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General corporate expense	(25,892)	(27,075)	(16,336)
Interest expense, net	(6,742)	(2,737)	(1,200)
Gain (loss) on disposal of investment in affiliate	—	(10,763)	6,103
Equity in net earnings (loss) of affiliates	—	110	(3,278)

Loss before income taxes	$(93,972)	$(97,946)	$(14,178)

Identifiable assets:
CMP Group	$84,055	$169,830
Surface Technology Group	4,600	13,141
Industrial Applications Group	6,543	11,133
Corporate assets	81,629	120,781

Total identifiable assets	$176,827	$314,885

Capital expenditures:
CMP Group	$2,282	$11,489	$9,790
Surface Technology Group	4	265	225
Industrial Applications Group	186	—	—
Corporate	758	3,528	5,045

Total capital expenditures	$3,230	$15,282	$15,060

Depreciation expense:
CMP Group	$6,152	$9,885	$11,101
Surface Technology Group	189	323	808
Industrial Applications Group	154	127	176
Corporate	4,313	4,840	3,283

Total depreciation expense	$10,808	$15,175	$15,368

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

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information regarding the Company’s operations in the United States and internationally is presented below (in thousands):

	2002	2001	2000

Third party sales (by destination of shipment):
United States	$43,432	$104,455	$83,461
Europe	40,454	61,948	72,876
Asia	35,280	100,677	115,407
Other	—	—	2,304

Consolidated net sales	$119,166	$267,080	$274,048

Long-lived assets:
United States	$62,118	$85,097
Europe	418	320
Asia	1,155	1,449

Consolidated long-lived assets	$63,691	$86,866

(20) Significant Customers

      Presented below is a summary of net sales to significant customers as a percentage of total revenue. Net sales to these customers are from all of the Company’s segments.

Customer	2002	2001	2000

A	11%	15%	11%
B	14%	11%	12%
C	*	10%	*

* Less than 10%.

(21) Quarterly Financial Information (Unaudited)

      Following is a summary of unaudited quarterly information (in thousands except per share data):

	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter	Quarter(3)

Year ended June 1, 2002:
Net sales	$41,082	$25,827	$25,119	$27,138

Gross margin	$9,387	$(32,083)	$6,320	$6,633

Net loss	$(17,005)	$(61,677))	$(10,434)	$(4,956)

Basic and diluted net loss per share	$(0.56)	$(2.03)	$(0.34)	$(0.16)

(1)	Includes a non-cash charge of $2.6 million, or ($0.09) per share, to reflect the cumulative effect of the accounting change for goodwill (refer to Note 5).

(2)	Includes restructuring and other charges totaling $48.1 million, or ($1.57) per share, associated with the continued industry downturn (refer to Note 2).

(3)	Includes income tax benefit of $2.5 million, or $0.08 per share (refer to Note 12).

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter(1,2)	Quarter(1)	Quarter(3)	Quarter

Year ended June 2, 2001:
Net sales	$73,019	$83,911	$58,818	$51,332

Gross margin	$15,934	$27,135	$(15,289)	$10,755

Net loss	$(69,515)	$(2,381)	$(50,929)	$(11,663)

Basic and diluted net loss per Share	$(2.32)	$(0.08)	$(1.70)	$(0.39)

(1)	Restated from original amounts reported to reflect the change in the Company’s revenue recognition policy that occurred in the third quarter of 2001 as a result of SAB 101 (refer to Note 5).

(2)	Includes a non-cash charge of $36.5 million, or ($1.22) per share, to reflect the cumulative effect of the accounting change for revenue recognition. Also includes restructuring and other charges totaling $19.2 million, or ($0.64) per share, associated with the disposal of the Far East Joint Venture (refer to Note 3).

(3)	Includes restructuring charges associated with the industry downturn of $39.1 million, or ($1.30) per share (refer to Note 2).

(22) Other Expense, net

      Other expense, net consisted of the following for 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Interest income	$1,053	$4,748	$6,808
Interest expense	(7,796)	(7,825)	(8,008)
Gain on sale of land	—	1,799	—
Miscellaneous, net	110	495	746

	$(6,633)	$(783)	$(454)

(23) Other Comprehensive Income

      Changes in accumulated other comprehensive income (loss) are as follows (in thousands):

	2002	2001	2000

Foreign currency translation adjustments:
Balance at beginning of year	$803	$1,239	$(60)
Adjustments for year	467	(436)	1,299

Balance at end of year	$1,270	$803	$1,239

Unrealized holding gains (losses) on securities:
Balance at beginning of year	$24	$(487)	$(170)
Adjustments for year	(24)	511	(317)

Balance at end of year	$—	$24	$(487)

SPEEDFAM-IPEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

Total accumulated other comprehensive income (loss):
Balance at beginning of year	$827	$752	$(230)
Adjustments for year	443	75	982

Balance at end of year	$1,270	$827	$752

(24) Related Party Transactions

      During 2002, 2001 and 2000, the Company had purchases of raw materials of approximately $0.3 million, $6.2 million and $2.9 million, respectively, from Berkeley Process Controls, a California-based company, that is affiliated with a former member of the Company’s Board of Directors.

(25) Subsequent Events (Unaudited)

      On June 21, 2002, the Company completed a sale-leaseback transaction of its corporate headquarters and research and development facilities in Chandler, Arizona. The purchaser/ lessor is Phoenix Industrial Investment Partners, L.P. (the “Buyer”), a firm controlled by Kenneth Levy, a director of the Company. The sales price was $25 million.

      In connection with the sale of the buildings, the Company has simultaneously entered into a 15-year lease for the buildings. The lease, which has been accounted for as an operating lease, contains provisions for three, five-year extensions and requires minimum annual rental payments of $3.0 million. Annual operating expenses will increase by approximately $2.4 million, reflecting the new rental payments, offset by interest income on the net proceeds and reduced depreciation expense.

      As a result of the transaction, the Company received net cash proceeds of approximately $23.7 million. The book value of buildings and improvements removed from the balance sheet in the first quarter of 2003 is $25.1 million. The loss on the sale of the buildings was immaterial.

      On August 11, 2002, the Company entered into an Agreement and Plan of Reorganization with Novellus Systems, Inc. (Novellus), a Delaware corporation and the leader in thin film deposition technology for the semiconductor industry. Novellus will acquire all outstanding shares of SpeedFam-IPEC in a stock-for-stock merger transaction. If the merger is completed, the Company would become a wholly-owned subsidiary of Novellus. Each share of SpeedFam-IPEC common stock outstanding as of the closing date will be converted into 0.1818 shares of Novellus common stock on a fixed exchange ratio basis. The merger is intended to qualify as a tax-free reorganization under IRS regulations. The transaction has been approved by the board of directors of both companies and is expected to formally close in the second quarter of fiscal 2003.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.     Directors, Executive Officers And Key Employees

Directors of the Company

			Director
Name of Nominee	Age	Principal Occupation	Since

Peter J. Simone	55	Executive Chairman, SpeedFam-IPEC, Inc.	2001
Richard J. Faubert	54	President, Chief Executive Officer, SpeedFam-IPEC, Inc.	1998
Neil R. Bonke	60	Private Investor	1996
Kenneth Levy	60	Chairman of the Board, KLA-Tencor Corporation	1999
Carl Neun	58	Chairman of the Board, WireX Communications, Inc.	2000

      Peter J. Simone has been Executive Chairman of the Board since June 2001. From August 2000 to February 2001, Mr. Simone was President and a director of Active Control eXperts, Inc. (now a wholly-owned subsidiary of Cymer, Inc.), a leading supplier of precision motion control and smart structures technology. He served as a consultant to Active Control eXperts from January 2000 to August 2000. Mr. Simone served as President, Chief Executive Officer and a director of Xionics Document Technologies, Inc., a provider of software solutions for printer and copier manufacturers, from April 1997 until Xionics merged with Oak Technology, Inc. in January 2000. From 1992 to 1996, Mr. Simone was Group Vice President of the Time/ Data Systems Division of Simplex Time Recorder Company, Inc. From 1974 to 1992, Mr. Simone held various management positions, including President and director, with GCA Corporation, a semiconductor capital equipment corporation. Mr. Simone also serves on the boards of Cymer, Inc., Oak Technology, Inc. and several private companies.

      Richard J. Faubert has been a director of the Company since October 1998. Mr. Faubert has served as its President and Chief Executive Officer since October 1998. From September 1994 until October 1998, he served as Vice President and General Manager of the TV/ Comm Business Unit of Tektronix, Inc., a communications test and measurement company. Mr. Faubert also serves on the board of directors of RadiSys Corporation, a provider of Internet and communications products, and Semi North America Advisory Board, a nonprofit consortium whose members are suppliers to the global semiconductor manufacturing industry.

      Neil R. Bonke has been a director of the Company since May 1996. Mr. Bonke was the Chairman of the Board of Electroglas, Inc. from April 1993 to July 1997 and its Chief Executive Officer from April 1993 until April 1996. Mr. Bonke was a Group Vice President of General Signal and President of General Signal’s Semiconductor Equipment Operations from September 1991 to July 1993. He also serves on the boards of Boxer Cross, Inc., Sanmina Corporation and San Jose State University Foundation.

      Kenneth Levy has been a director of the Company since April 1999. Mr. Levy was a director of Integrated Process Equipment Corp (IPEC) from May 1995 to April 1999. Mr. Levy is a co-founder of KLA-Tencor Corporation, a semiconductor manufacturing instrumentation company, and since July 1, 1999 has been its Chairman of the Board and a director. From July 1, 1998 until June 30, 1999, he was Chief Executive Officer and a director of KLA-Tencor Corporation. From April 30, 1997 until June 30, 1998 he was Chairman of the Board and a director of KLA-Tencor Corporation. From May 1975 until April 30, 1997, he was Chairman of the Board, Chief Executive Officer and a director of KLA-Tencor Corporation. Mr. Levy is a director of Ultratech Stepper, Inc., Extreme Networks, and several privately held companies. Mr. Levy is also a director emeritus of Semiconductor Equipment and Materials Institute.

      Carl Neun has been a director of the Company since October 2000. From March 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc. From September 1987 through March 1993, he was Senior Vice President and Chief Financial Officer of Conner Peripherals, Inc., a

disk drive manufacturer. Mr. Neun also serves on the boards of Powerwave Technologies, Inc., RadiSys Corporation and Planar Systems, Inc.

Executive Officers of the Company

		Held Present
Name and Position	Age	Office Since	Other Positions Held During Past Five Years

Richard J. Faubert	54	1998	Vice President of the T.V. and
President and Chief Executive Officer			Telecommunications Test Business Unit of Tektronix, Inc.
J. Michael Dodson	41	1999	Vice President, Corporate Controller
Chief Financial Officer and Secretary			and Chief Accounting Officer of Novellus Systems, Inc.
Giovanni N. Nocerino	50	2000	Executive Vice President of CVC, Inc.
Executive Vice President of Sales, Marketing and Service			(now Veeco Instruments); Vice President and General Manager at Varian; Executive Vice President and member of the Board at Sony Materials Research Company
Saket Chadda	36	2000	Senior Section Manager at Atmel
Vice President and			Corporation; Project Manager at OnTrak
Chief Technical Officer			Systems, Inc; Senior Development Engineer Specialist at Philips Semiconductors
Robert Carey	61	2001	Vice President of Research and Development, CMP Group

      Richard J. Faubert has served as our President and Chief Executive Officer and as a member of our board since October 1998. From September 1994 until October 1998, he served as Vice President and General Manager of the TV/Comm Business Unit of Tektronix, Inc., a communications test and measurement company. Mr. Faubert also serves on the board of directors of RadiSys Corporation, a provider of Internet and communications products, and Semi North America Advisory Board, a nonprofit consortium whose members are suppliers to the global semiconductor manufacturing industry.

      J. Michael Dodson has served as our Chief Financial Officer since August 1999. Mr. Dodson was vice president, corporate controller, and chief accounting officer of Novellus Systems, Inc., a publicly traded supplier of thin film deposition technologies for semiconductor manufacturing. Prior to joining Novellus in April 1996, Mr. Dodson spent 12 years with the public accounting firm of Ernst & Young LLP in San Jose, California. He holds a B.B.A. degree in accounting and information systems analysis from the University of Wisconsin at Madison.

      Giovanni N. Nocerino has served as our Executive Vice President of sales, marketing, and service since June 2000. From 1998 to 2000, Dr. Nocerino was executive vice president at CVC (now Veeco Instruments), where he was responsible for field operations and business development. From 1994 to 1998, he served as vice president and general manager of sales and marketing at Varian Associates, Inc. From 1992 to 1994, Dr. Nocerino served as executive vice president and member of the board of directors at Sony Materials Research Company. From 1982 to 1992, Dr. Nocerino served in various management positions at Varian Associates, Inc. He holds a bachelor of science degree with honors in physics and electronic engineering and a doctorate in solid-state electronics from the University of Manchester in the United Kingdom.

      Saket Chadda has served as our Vice President & Chief Technical Officer for our CMP Group since April 2000. From May 1997 to April 2000, Dr. Chadda was responsible for the CMP, defect density and process module integration groups at Atmel Corporation, a company that specializes in the design, manufacturing and marketing of advanced semiconductors. From May 1996 to April 1997, Dr. Chadda served as project manager for CMP polishing at OnTrak Systems, Inc. (now a wholly-owned subsidiary of Lam Research Corporation). From March 1994 to May 1996, Dr. Chadda was senior development engineer and etch team leader at Philips Semiconductor. Dr. Chadda holds a Ph.D. and an M.S. in chemical engineering from the University of New Mexico and a bachelor of technology degree in chemical engineering from the Institute of Technology at Banaras Hindu University in Varanasi, India.

      Robert Carey has served as our Vice President of Research and Development for our CMP Group since September 2001. From September 1998 to September 2001, Mr. Carey served as an engineering and business consultant for a number of high technology companies. From March 1996 to September 1998, Mr. Carey was senior vice president of technology at Brooks Automation, Inc., a leading supplier of integrated tool and factory automation solutions for the global semiconductor industry. From November 1988 to February 1996, Mr. Carey served in various senior management positions at General Signal. Mr. Carey holds a master of science degree in systems engineering and a bachelor of science degree in electrical engineering from the University of Strathclyde in Glasgow, Scotland.

Compliance with Section 16(A) of the Exchange Act

      Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such forms we have received during the most recent fiscal year, or written representations from certain reporting persons, we believe that during fiscal 2002 all the reporting persons complied with Section 16(a) filing requirements.

Item 11.     Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

      The following table shows the total compensation awarded or paid to our President and Chief Executive Officer and four other most highly paid executive officers that were employed by us at the end of fiscal 2002. These officers are collectively referred to as the “Named Executive Officers.”

						Long Term
						Compensation
						Awards
						Securities
				Other		Underlying
	Fiscal	Annual	Compensation	Annual		Options	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation		(# Shares)	Compensation(1)

Richard J. Faubert	2002	$320,000	$—	$—		160,500	$—
President and Chief	2001	406,154	—	106,240	(2)(3)	—	2,000
Executive Officer	2000	400,000	—	39,566	(2)	160,000	2,282

J. Michael Dodson(5)	2002	$178,500	$—	$—		80,500	$—
Chief Financial Officer	2001	207,846	100,000	—		—	—
	2000	161,539	42,000	153,962	(2)	156,000	808

Giovanni Nocerino(6)	2002	$238,000	$100,000	$33,756	(2)	80,500	$—
Executive Vice President	2001	278,923	100,000	93,739	(2)	—	2,000

						Long Term
						Compensation
						Awards
						Securities
				Other		Underlying
	Fiscal	Annual	Compensation	Annual		Options	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation		(# Shares)	Compensation(1)

Saket Chadda(7)	2002	$170,000	$—	$7,514	(3)(4)	80,000	$—
Chief Technical Officer	2001	163,423	—	68,642	(2)(3)	20,000	2,000

Robert Carey(8)	2002	$147,115	$28,000	$—		80,500	$—
Vice President of Research, Development and Engineering

(1)	Consists of the Company’s matching contribution to the Company’s 401(k) Plan.

(2)	Consists of relocation expenses.

(3)	Consists of payments for completed patents.

(4)	Consists of deferred compensation program payout.

(5)	Mr. Dodson began employment with the Company in August 1999.

(6)	Mr. Nocerino began employment with the Company in May 2000.

(7)	Mr. Chadda began employment with the Company in April 2000.

(8)	Mr. Carey began employment with the Company in September 2001.

Option Grants In Last Fiscal Year

      The following table sets forth each grant of stock options made during the fiscal year ended June 1, 2002 to those named executive officers who received stock options. No stock appreciation rights were granted during such year to any of the named executive officers.

	Individual Grants				Potential Realizable
					Value At Assumed
	Number of	Percent of			Annual Rates of
	Securities	Total Options			Appreciation For
	Underlying	Granted to	Exercise		Option Term(8)
	Options	Employees in	Price	Expiration
Name	Granted(#)	Fiscal Year(6)	($/SH)(7)	Date	5%	10%

Richard J. Faubert(1)	160,000	5.91	$3.08	7/27/11	$309,919	$785,396
	500	*	$3.50	3/13/12	$1,101	$2,789
J. Michael Dodson(2)	80,000	2.96	$3.08	7/27/11	$154,960	$392,698
	500	*	$3.50	3/13/12	$1,101	$2,789
Giovanni Nocerino(3)	80,000	2.96	$3.08	7/27/11	$154,960	$392,698
	500	*	$3.50	3/13/12	$1,101	$2,789
Saket Chadda (4)	80,000	2.96	$3.08	7/27/11	$154,960	$392,698
Robert Carey (5)	80,000	2.96	$1.99	9/11/11	$100,000	$254,400
	500	*	$3.50	3/13/12	$1,101	$2,789

*	Less than one percent

(1)	Two ten year grants: (i) 160,000 options vesting annually over four years beginning July 27, 2002 at $3.08 per share and (ii) 500 options vesting on March 13, 2003 at $3.50 per share.

(2)	Two ten year grants: (i) 80,000 options vesting annually over four years beginning July 27, 2002 at $3.08 per share and (ii) 500 options vesting on March 13, 2003 at $3.50 per share.

(3)	Two ten year grants: (i) 80,000 options vesting annually over four years beginning July 27, 2002 at $3.08 per share and (ii) 500 options vesting on March 13, 2003 at $3.50 per share.

(4)	Options become exercisable over a four year period beginning July 27, 2002 at $3.08 per share. The term of the option is ten years.

(5)	Two ten year grants: (i) 80,000 options vesting annually over two years beginning September 11, 2002 at $1.99 per share and (ii) 500 options vesting on March 13, 2003 at $3.50 per share.

(6)	Based on an aggregate of 2,704,500 options granted to directors, officers and employees in fiscal 2002, including to any named executive officers.

(7)	The exercise price per share of each option was equal to 100% of the fair market value of the common stock on the date of grant.

(8)	The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

      The following table sets forth the number of options exercised during the fiscal year ended June 1, 2002 and the number and value of unexercised options held by each of the Named Executive Officers at June 1, 2002.

Value of Unexercised
			Number of	In-The-Money
	Shares		Unexercised Options	Options
	Acquired		at FY-End(#)	at FY-End($)(1)
	On	Value	Exercisable/	Exercisable/
Name	Exercise(#)	Realized($)	Unexercisable	Unexercisable

Richard J. Faubert	—	—	312,000/308,500	$0/$203,625
J. Michael Dodson	—	—	90,000/146,500	$0/$102,025
Giovanni Nocerino	—	—	166,667/163,833	$0/$102,025
Saket Chadda	—	—	25,000/115,000	$0/$101,600
Robert Carey	—	—	0/80,500	$0/$189,225

(1)	Options are considered “in the money” if the fair market value of the underlying securities exceeds the exercise price of the options. These values are based on the June 1, 2002 closing price of our common stock of $4.35 per share on the Nasdaq National Market, less the per share exercise price, multiplied by the number of shares underlying such options.

Compensation of Directors

      The Board of Directors currently consists of five persons. The Company’s non-employee directors each received an annual retainer of $11,000. In addition, each non-employee director received a fee of $1,000 for each Board meeting and $500 for each committee meeting they attended through December 2001, at which time these payments were suspended as part of the Company’s cost control measures. Mr. Simone is paid an annual salary of $120,000 for his service as Chairman of the Board pursuant to an employment agreement. During fiscal 2002 Mr. Simone’s salary was reduced to $102,000 as a result of cost reduction measures implemented by the Company. In addition, each non-employee director receives an initial option grant to purchase 15,000 shares of common stock and annually receives an option to purchase 5,000 shares of common stock pursuant to the 1995 Stock Plan. Prior to October 13, 2000, these grants vested over a four or five year period, beginning on the one-year anniversary of the option grant. Effective October 13, 2000, these grants are fully vested on the date of grant. Additionally, on June 14, 2001, Messrs. Bonke, Levy and Neun received an option grant to purchase 90,000 shares of common stock at an exercise price of $3.88 per share, pursuant to the 1995 Stock Plan. These grants vest ratably over 18 months from the date of grant. Additionally, on August 2, 2002, Messrs. Bonke, Levy, Neun and Simone received an option grant to purchase 25,000 share of common stock at an exercise price of $2.84, pursuant to the 1995 Stock Plan. These options vested immediately. All directors are reimbursed for expenses incurred in connection with attending Board and committee meetings.

Agreements with Certain Officers

      The Company has entered into employment agreements with each of the Named Executive Officers. Under the terms of the employment agreements, the executives receive the following salaries: Mr. Faubert, $400,000; Mr. Dodson, $200,000, Mr. Nocerino, $280,000, Mr. Chadda, $200,000, and Mr. Carey, $250,000. The annual salaries are reviewed and adjusted on an annual basis. The salaries may be decreased after the first year; provided that such reduction is incident to, and consistent with a general reduction in base salaries of other executive officers. In fiscal 2002, the Company instituted a 20% salary reduction for Mr. Faubert, and a 15% salary reduction for Messrs. Dodson, Nocerino, Chadda and Carey.

      Additionally, each executive is eligible to participate in the Company’s annual incentive plan, under which the executive is eligible to receive, subject to the satisfaction of established milestones, annual bonuses equal to a targeted percentage of the executive’s base salary. The respective target percentages for each of the executives is as follows: Mr. Faubert, 100% (with 200% maximum); Mr. Dodson, 50% (with 100% maximum), Mr. Nocerino, 100% of performance criteria (with 200% maximum), and Mr. Carey, 40%.

      Upon execution of the original agreements the executives were each granted options and became eligible to participate in the Company’s equity incentive plans.

      If the executive is terminated without cause, he will receive all annual salary accrued to date, plus one year’s base salary, plus any bonus accrued to date.

      The agreements also contain change in control provisions. Generally, a change in control occurs for purposes of these agreements upon the occurrence of the following:

•	a business combination in which the shareholders immediately prior to the combination own less than a majority of the equity of the combined entity;

•	a sale, transfer, or other disposition of the assets or earning power aggregating more than 45% of the assets or operating revenues of the Company;

•	the liquidation of the Company;

•	any person or entity, other than a current shareholder or affiliate, becomes the beneficial owner of 40% or more of the outstanding capital stock; and

•	a change in control of the board of directors during any twelve month period, excluding any new director approved by a majority of the directors who were directors at the beginning of the period or any director elected or appointed at the request of an individual or entity acquiring 20% or more of the outstanding common stock or voting power of the Company.

      If, in anticipation of and within 90 days of, or during the one year period following, a change in control, the executive is terminated or is subject to constructive termination, the executive is entitled to receive the following:

•	immediate vesting of all outstanding but unvested stock options;

•	all of his annual salary accrued to date; and

•	a single payment equal to 200% (100% for Messrs. Chadda and Carey) of the sum of the executive’s then current annual base salary and annual incentive award pro rated to date.

      The term “constructive termination” will mean the voluntary termination of employment by the executive following: (i) a significant reduction in the nature or scope of the executive’s authority or duties; (ii) a reduction in annual base salary or exclusion from participation in any equity incentive plan or program; or (iii) a change in location of the executive’s principal place of employment of more than 50 miles.

      Finally, the agreements contain a non-compete provision restricting the executives from competing with the Company during the term of their employment and for a period of two years thereafter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The compensation committee consisted of Messrs., Bonke and Levy, with Mr. Bonke serving as chairman of the committee. During fiscal 2002, Richard Hill, a former director served on the compensation committee through March, 2002 at which time he resigned from the board of directors. Mr. Levy resigned from the compensation committee in June, 2002. Messrs. Levy and Hill have not been replaced on the compensation committee. There were no interlocking relationships between SpeedFam-IPEC and other entities that might affect the determination of the compensation of our executive officers.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

      The following report of the compensation committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 that we make, except to the extent we specifically incorporate this report.

      The duties of the compensation committee are to provide a general review of the Company’s compensation and benefit plans to ensure that they meet corporate objectives. Specifically, the compensation committee, after consultation with senior management: (i) determines compensation for all officers of the Company, (ii) grants awards to officers under the Company’s compensation and benefit plans, and (iii) adopts major Company compensation policies and practices. We believe that the compensation programs for the executive officers should reflect the Company’s performance and the value created for its shareholders. In addition, the compensation programs should support the goals and values of SpeedFam-IPEC and should reward individual contributions to the Company’s success.

      General Compensation Policy and Philosophy. Our executive compensation policies are intended to enable the Company to attract and retain qualified executives through a compensation program consisting of base salary, annual incentives, and stock options. The level of compensation for the executive officers are generally intended to be competitive with those of other executives in similar positions and companies in the semiconductor equipment manufacturing business and other high technology-related companies, based upon the relative size of those companies and the scope of the executive’s responsibilities. It is our policy to target both base salaries and stock option awards at a competitive level with this group. Annual incentive opportunities are set slightly above the competitive group. This competitive group of companies is similar to, but not identical to, those companies used in the Peer Group Index described on page 67 of this Annual Report.

      After determining the level of compensation for each executive officer as compared with such person’s counterparts, the compensation committee weighs the individual’s performance and considers such officer’s contribution to the financial and other objectives of the Company. The goals and objectives are established in advance of the performance period, and may reflect specific individual objectives for the officer, financial, or other objectives for the Company, or a combination of these factors. Among the criteria used by the Company in making pay decisions both for salary actions and incentive awards are revenues, earnings, results of operations and special projects and the overall financial performance of the Company from year to year. Further, we may adjust awards to an individual based on the specific achievements of the individual officer.

      Base Salary. Each executive officer’s base salary is based upon an employment agreement between the executive officer and the Company. These agreements, however, provide for annual reviews and increases of that base salary. Any increase is based upon our recommendation with the input of the Chief Executive Officer. Factors in formulating base salary recommendations include the level of an executive’s compensation in relation to other executives in the Company with the same, more and less responsibilities, the performance of the particular executive’s business unit or department in relation to established strategic plans and the executive officer’s personal performance in helping the Company meet its goals, the Company’s operating budget for the year and the overall performance of the Company.

      In fiscal 2002, we reviewed each officer’s performance evaluation and the recommendations of the Company’s Chief Executive Officer as to the achievements of the Company’s and individual officer’s performance goals. Based upon these reviews, the compensation committee determined the annual base salary reflected in the Summary Compensation Table included in this proxy statement.

      Bonuses and Stock Based Incentives. For each executive officer, bonuses and stock based incentives are awarded based upon our recommendation with the input of the Chief Executive Officer. An executive’s potential bonus and stock based incentive package is related to the Company’s operating results and the financial performance of an executive’s division or department. We believe that stock ownership by management encourages management to maximize shareholder value. Stock options granted to executives and other employees of the Company give optionees the right to purchase shares of the Company’s common stock.

      CEO Compensation. The Chief Executive Officer’s compensation is based upon an employment agreement between the CEO and the Company. The agreement provides for an annual review and increase of that base salary. Any increase is determined by our recommendation and is based largely on the same criteria as that referred to for the other executive officers of the Company, including the performance of the Company, as well as the value created for its shareholders. We considered the compensation packages for chief executives of comparable companies in similar industries in determining Mr. Faubert’s salary package for fiscal 2002.

      Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code limits the deductibility of executive compensation paid by publicly held corporations to $1 million for each executive officer named in this proxy statement. The $1 million limitation generally does not apply to compensation that is considered performance-based. Non-performance-based compensation paid to SpeedFam-IPEC’s executive officers for the 2002 fiscal year did not exceed the $1 million limit per employee. SpeedFam-IPEC believes that its compensation policy satisfies 162(m). As a result, the Company believes that the compensation paid under this policy is not subject to limits of deductibility. However, there can be no assurance that the Internal Revenue Service would reach the same conclusion. Moreover, the Company has change in control arrangements with a number of its executive officers, including its Chief Executive Officer. The Company will not be entitled to a deduction with respect to payments that are contingent upon a change in control if such payments are deemed to constitute “excess parachute payments” pursuant to Section 280G of the Code and do not qualify as reasonable compensation pursuant to that Section; such payments will subject the recipients to a 20% excise tax.

COMPENSATION COMMITTEE

Kenneth Levy
Neil R. Bonke, Chairman

STOCK PRICE PERFORMANCE GRAPH

      The following graph compares the five year cumulative total return on the common stock to the five year cumulative total returns on the Nasdaq Market Index and the Peer Group Index. This measurement period begins on the date the common stock began trading and ends on the last trading date of the Company’s last completed fiscal year. The Company designs, develops, manufactures, markets and services chemical mechanical planarization, or CMP, systems used in the fabrication of semiconductor devices. The Company also markets and distributes parts used in CMP and precision surface processing. The Peer Group Index used by the Company consists of six companies that the Company believes engage in a similar business and serve similar markets as that of the Company. The companies in the Peer Group Index are as follows: Applied Materials Inc., FSI International, Inc., Lam Research Corp., Novellus Systems Inc., PRI Automation, Inc., and Semitool, Inc. The Peer Group Index includes PRI Automation, Inc. through the year ended 6/2/01. PRI Automation, Inc. merged with Brooks Automation, Inc. on May 14, 2002 and accordingly in not included in fiscal 2002 data.

      In the case of the Nasdaq Market Index and the Peer Group Index, a $100 investment made on June 1, 1997, and reinvestment of all dividends are assumed. In the case of the Company, a $100 investment made on June 1, 1997, is assumed (the Company paid no dividends in fiscal years 1998, 1999, 2000, 2001 or 2002).

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Disclosure with Respect to the Company’s Equity Compensation Plans

      The Company maintains the 1991 Employee Incentive Stock Option Plan (the “1991 Plan”), the IPEC 1992 Stock Option Plan (the “1992 Plan”), the 1995 Stock Plan (the “1995 Plan”), the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”) and the 1995 Employee Stock Purchase Plan (the “ESPP”), pursuant to which it may grant equity awards to eligible persons. Additionally, it has entered into an individual arrangement outside of the equity plans with Peter J. Simone, providing for the award of an option to purchase Company common stock.

      The following table gives information about equity awards under the Company’s 1991 Plan, the 1992 Plan, the 1995 Plan, the 2001 Plan, the ESPP and Mr. Simone’s equity arrangement.

	(a)	(b)	(c)

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of outstanding	outstanding	under equity compensation
	options, warrants and	options, warrants	plans (excluding securities
Plan category	rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders(1)	2,579,326	$9.55	3,716,427	(2)(3)
Equity compensation plans not approved by security holders(4)(5)(6)(7)	2,290,525	$3.83	1,024,839
Total

(1)	Issued under the 1991 Plan and 1995 Plan.

(2)	The ESPP incorporates an evergreen formula pursuant to which the maximum number of shares of the Company’s stock which shall be made available for sale under the Plan shall be 1,300,000 shares plus an annual increase to be added on June 1 of each year (beginning June 1, 2001) equal to the lesser of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of the Company, or (iii) a number of shares determined by the Board of Directors of the Company. In 2002 and 2001, 306,720 and 301,164 shares were added to the plan, respectively.

(3)	Of these shares, 480,518 remain available for purchase under the ESPP.

(4)	Issued under the 2001 Plan

(5)	The Company has 797,105 stock options outstanding under the 1992 Stock Option Plan of Integrated Process Equipment Corporation (“IPEC”) which were assumed as part of the merger of IPEC and the Company on April 6, 1999. These stock options are held by 102 former employees and consultants of IPEC are exercisable for 797,105 shares of Company common stock (after getting effect to the exchange ratio provided in the merger). These options have a weighted average exercise price of $19.03 per share. No further awards will be made under the IPEC 1992 Stock Option Plan. Statistics regarding the assumed options are not included in the above table.

(6)	These statistics include a non-Plan option granted to Mr. Simone on June 18, 2001 to purchase 360,000 shares of Company common stock at an exercise price of $3.65 per share. The shares subject to this option vested at the rate of one-eighteenth per month for 18 months. As of July 31, 2002, 259,997 shares underlying this option are vested and remain outstanding. There are 100,003 unvested shares. The option held by Mr. Simone may be exercised after termination of employment for a period of ninety days following the effective date of Mr. Simone’s termination of employment. The option expires on June 18, 2004.

(7)	Please see Note 18 of our Notes to Consolidated Financial Statements for a description of our 2001 Nonstatutory Stock Option Plan, which does not require approval of and has not been approved by our stockholders.

OWNERSHIP OF SPEEDFAM-IPEC, INC. COMMON STOCK

BY PRINCIPAL SHAREHOLDERS AND MANAGEMENT

      The following table sets forth certain information known to us with respect to beneficial ownership of our outstanding common stock as of July 31, 2002 by (i) each shareholder who is known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each Named Executive Officer and (iv) all directors and Named Executive Officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Information with respect to State of Wisconsin Investment Board,

Dimensional Fund Advisors Inc., Gardner Lewis Asset Management, Candlewood Capital Management, L.L.C., and A.R. Schmeidler & Company is based solely on each such entity’s respective public filings made with the Securities and Exchange Commission pursuant to the Exchange Act.

	Beneficial Ownership

Name And Address	Number	Percent

Five percent shareholders
State of Wisconsin Investment Board	5,950,640	19.2%
121 East Wilson Street
Madison, Wisconsin 53702
Dimensional Fund Advisors Inc.	2,465,943	7.9%
1299 Ocean Avenue
Santa Monica, California 90401
Gardner Lewis Asset Management	2,211,800	7.1%
285 Wilmington
Chadds Ford, Pennsylvania 19317
Candlewood Capital Management, L.L.C.	2,022,685	6.5%
17 Hulfish Street
Princeton, New Jersey 08542
A.R. Schmeidler & Company	2,022,485	6.5%
555 Fifth Street
New York, New York 10017

Directors and executive officers
Richard Faubert(1)	422,367	1.3%
Neil R. Bonke(2)	113,499	*
Kenneth Levy(3)	149,123	*
J. Michael Dodson(4)	132,778	*
Giovanni Nocerino(5)	250,746	*
Carl Neun(6)	96,999	*
Peter J. Simone(7)	299,997	*
Saket Chadda(8)	60,731	*
Robert Carey(9)	40,000	*
All directors and executive officers as a group (9 persons)	1,566,240	4.8%

*	Less than one percent.

(1)	Includes 368,000 shares subject to issuance to Mr. Faubert upon the exercise of certain stock options.

(2)	Includes 108,999 shares subject to issuance to Mr. Bonke upon the exercise of certain stock options.

(3)	All such shares are subject to issuance to Mr. Levy upon the exercise of certain stock options.

(4)	Includes 6,000 shares beneficially owned by Mr. Dodson’s children. Also includes 110,000 shares subject to issuance to Mr. Dodson upon the exercise of certain stock options.

(5)	Includes 186,667 shares subject to issuance to Mr. Nocerino upon the exercise of certain stock options.

(6)	Includes 94,999 shares subject to issuance to Mr. Neun upon the exercise of certain stock options.

(7)	All such shares are subject to issuance to Mr. Simone upon the exercise of certain stock options.

(8)	Includes 45,000 shares subject to issuance to Mr. Chadda upon the exercise of certain stock options.

(9)	All such shares are subject to issuance to Mr. Carey upon the exercise of certain stock options.

Item 13.	Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

      During fiscal 2002, the Company had purchases of raw materials of approximately $0.3 million from Berkeley Process Controls, a California-based Company that is affiliated with a former board member of the Company.

      On June 21, 2002, the Company completed a sale-leaseback transaction of its corporate headquarters and research and development facilities in Chandler, Arizona. The Company was assisted by a national real estate consulting firm, which obtained 12 qualified offers from across the United States on behalf of the Company. The winning offer was made by Phoenix Industrial Investment Partners, L.P., a firm controlled by Kenneth Levy, a director of the Company. The offer was approved by the Company’s independent directors, based in large part on the opinion of the Company’s outside real estate consulting firm that it was superior to all other offers. In this regard, the buyer’s $25.0 million cash purchase price offered the highest net proceeds and the most favorable net present value. Moreover, the offer did not require a financing contingency. In connection with the sale of the buildings, the Company has simultaneously entered into a 15-year lease for the buildings. The lease contains provisions for three five-year extensions and requires minimum annual rental payments of $3.0 million.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)(1) Financial Statements:

           See Part II, Item 8.

      (2) Financial Statement Schedules:

Page

Independent Auditors’ Report	72
Schedule II	73

      (3) Exhibits filed:

           See Exhibit Index.

      (b) Reports filed on Form 8-K:

      A report on Form 8-K, Item 2 was filed on June 27, 2002 concerning the completion of the Company’s sale-leaseback transaction.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDFAM-IPEC, INC.

/s/ J. MICHAEL DODSON

J. Michael Dodson
Chief Financial Officer and Secretary
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

Name	Title	Date

/s/ PETER J. SIMONE Peter J. Simone	Executive Chairman	8/23/02

/s/ RICHARD J. FAUBERT Richard J. Faubert	President, Chief Executive Officer and Director	8/23/02

/s/ J. MICHAEL DODSON J. Michael Dodson	Secretary and Chief Financial Officer (Principal Financial Officer)	8/23/02

/s/ NEIL R. BONKE Neil R. Bonke	Director	8/23/02

/s/ KENNETH LEVY Kenneth Levy	Director	8/23/02

/s/ CARL NEUN Carl Neun	Director	8/23/02

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

SpeedFam-IPEC, Inc.:

      Under date of June 28, 2002, we reported on the consolidated balance sheets of SpeedFam-IPEC, Inc. and subsidiaries as of June 1, 2002 and June 2, 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period from June 1, 1999 through June 1, 2002, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Chicago, Illinois

June 28, 2002

Schedule II

SPEEDFAM-IPEC, INC.

VALUATION AND QUALIFYING ACCOUNTS

For each of the years in the three-year period ended June 1, 2002

			Charged to
			Other Accounts
		Charged	(Translation	Deductions
	Balance at	to Costs	Adjustments	(Write-offs	Balance
	Beginning	and	and	and	at End
Description	of Year	Expense	Recoveries)	Adjustments)	of Year

	(In thousands)
Allowance for doubtful accounts:
2000	$5,600	82	—	3,133	$2,549
2001	$2,549	558	—	200	$2,907
2002	$2,907	60	—	308	$2,659

EXHIBIT INDEX

Exhibit
Number	Description

*2.1	Agreement and Plan of Merger dated November 19, 1998. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-4 filed on February 5, 1999 (Registration No. 333-71897)).
*2.2	Agreement and Plan of Merger dated August 11, 2002. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on From 8-K filed on August 13, 2002(File No. 0-26784)).
*3.1	Articles of Incorporation of SpeedFam-IPEC, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 2, 2002 (File No. 0-26784)).
*3.2	By-laws of SpeedFam-IPEC, Inc. (incorporated by Reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended March 2, 2002 (File No. 0-26784))
*4.1	Warrant Certificate, dated as of December 16, 1996, issued by IPEC to Fletcher. (Incorporated by reference to Exhibit 99.1 to IPEC’s Current Report on Form 8-K for reporting date December 16, 1996 and filed on December 30, 1996 (File No. 0-20470)).
*4.2	Indenture between IPEC and State Street Bank and Trust Company of California, N.A., dated as of September 15, 1997. (incorporated by reference to Exhibit 10.2 to IPEC’s Quarterly Report on Form 10-Q filed on November 13, 1997 for the Quarter ended September 30, 1997 (File No. 0-20470)).
*4.3	First Supplemental Indenture by and among the Registrant, IPEC and State Street Bank and Trust Company of California, N.A., as Trustee, dated April 6, 1999 (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-Q for the quarter ended February 28, 1999 (File No. 0-26784)).
*4.4	Registration Rights Agreement between IPEC and the Initial Purchasers, dated September 15, 1997. (incorporated by Reference to Exhibit 4.12 to IPEC’s Registration Statement on Form S-3 filed on December 16, 1997 (File No. 333-42369)).
*4.5	Specimen of 6 1/4% Convertible Subordinated Note due 2004 issued by IPEC on September 17, 1997 in the amount of $115,000,000. (incorporated by reference to Exhibit 10.4 to IPEC’s September 30, 1997 Form 10-Q).
*10.1	Employment Agreement between the Registrant and Richard J. Faubert (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-4 filed on February 5, 1999 (Registration No. 333-71897)).
*10.2	Employment Agreement between the Registrant and J. Michael Dodson (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the fiscal year ended May 31, 1999 (File No. 0-26784)).
*10.3	Employment Agreement between the Registrant and Giovanni Nocerino (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K for the fiscal year ended June 3, 2000 (File No. 0-26784)).
*10.4	Employment Agreement between the Registrant and Robert Carey (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 1, 2001 (File No. 0-26784)).
**10.5	Employment Agreement between the Registrant and Peter J. Simone.
**10.6	Employment Agreement between the Registrant and Saket Chadda.
*10.7	1991 Employee Incentive Stock Option Plan as amended and restated July 27, 1995 and as further amended as of May 22, restated July 27, 1995 and as further amended as of May 22, 1997 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended May 31, 1997 (File No. 0-26784)).
*10.8	1995 Stock Plan for Employees and Director of SpeedFam-IPEC, Inc., as amended and restated as of July 27, 2001 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K for the fiscal year ended June 2, 2001, File No. 0-26784).

Exhibit
Number	Description

**10.9	Registrant’s 1995 Employee Stock Purchase Plan, as amended and restated
*10.10	2001 Nonstatutory Stock Option Plan of SpeedFam-IPEC, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8, filed June 6, 2001 (File No. 333-62384))
*10.11	SpeedFam Employees’ Savings and Profit Sharing Plan and Trust, as amended and restated June 1, 1989 (incorporated by Reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed November 27, 1996 (File No. 333-16891).
*10.12	Lease Agreement between Seldin Properties and IPEC, dated December 26, 1996. (Incorporated by reference to Exhibit 10.1 to IPEC’s Quarterly Report on Form 10-Q filed on February 14, 1997 for the quarter ended December 31, 1996).
*10.13	Confidentiality Agreement, dated November 23, 1999, between the Company and Fujimi Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 7, 1999 (File No. 0-26784)).
*10.14	No-Hire Agreement, dated November 23, 1999, between the Company and Fujimi Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 7, 1999 (File No. 0-26784)).
*10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K for the fiscal year ended June 2, 2001 (Exchange Act File No. 0-26784)).
*10.16	Purchase and Sale Agreement dated May 31, 2002 between the Company and Phoenix Industrial Investment Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 27, 2002 (File No. 0-26784))
*10.17	Lease dated June 21, 2002 between the Company and Phoenix Industrial Investment Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 27, 2002 (File No. 0-26784))
**21.1	Subsidiaries of the Registrant
**23.1	Consent of KPMG LLP.
**24.1	Power of Attorney.
**99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * Previously filed.

** Filed herewith.