Form 10-Q
period 2002-08-31
SPEEDFAM IPEC INC
filed 2002-10-15
CIK 949301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

         Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26784

SPEEDFAM-IPEC, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Illinois	36-2421613

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 North 54th Street, Chandler, Arizona	85226

(Address of principal executive offices)	(Zip Code)

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

Yes     ✓    No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (September 30, 2002).

Common Stock, no par value: 31,103,409 shares

SPEEDFAM-IPEC, INC.

PART I – FINANCIAL INFORMATION

SPEEDFAM-IPEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	AUGUST 31,	JUNE 1,
	2002	2002

ASSETS

Current assets:

Cash and cash equivalents	$60,391	$33,358

Trade accounts receivable, net	21,995	22,162

Inventories	42,500	44,545

Shipped systems pending acceptance	6,379	9,175

Prepaid expenses and other current assets	3,000	3,896

Total current assets	134,265	113,136

Property, plant and equipment, net	31,413	58,007

Other assets	5,883	5,684

Total assets	$171,561	$176,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$48	$65

Accounts payable	13,513	11,061

Deferred systems revenue	14,752	18,238

Accrued liabilities	14,934	13,904

Total current liabilities	43,247	43,268

Long-term liabilities:

Long-term debt	115,057	115,054

Other liabilities	4,711	4,620

Total long-term liabilities	119,768	119,674

Stockholders’ equity:

Common stock, no par value, 60,000 shares authorized, 31,099 and 30,672 shares issued and outstanding at August 31, 2002 and June 1, 2002, respectively	1	1

Additional paid-in capital	436,897	435,663

Retained deficit	(429,538)	(423,049)

Accumulated comprehensive income	1,186	1,270

Total stockholders’ equity	8,546	13,885

Total liabilities and stockholders’ equity	$171,561	$176,827

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPEEDFAM-IPEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FIRST QUARTER ENDED AUGUST 31, 2002 AND SEPTEMBER 1, 2001
(in thousands, except per share data)

	First Quarter Ended

	August 31,	September 1,
	2002	2001

Net sales	$33,789	$41,082

Cost of sales	25,536	31,695

Gross margin	8,253	9,387

Operating expenses:

Research, development and engineering	7,781	12,388

Selling, general and administrative	5,696	8,120

Litigation settlement costs	—	1,800

Total operating expenses	13,477	22,308

Operating loss	(5,224)	(12,921)

Other expense, net	(1,266)	(1,502)

Loss before income taxes and cumulative effect of accounting change	(6,490)	(14,423)

Income taxes	—	—

Loss before cumulative effect of accounting change	(6,490)	(14,423)

Cumulative effect of accounting change	—	(2,582)

Net loss	$(6,490)	$(17,005)

Net loss per common share:

Basic and diluted:

Before cumulative effect of accounting change	$(0.21)	$(0.48)

From cumulative effect of accounting change	—	(0.08)

Net loss	$(0.21)	$(0.56)

Weighted average number of shares:

Basic and diluted	30,871	30,223

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPEEDFAM-IPEC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST QUARTER ENDED AUGUST 31, 2002 AND SEPTEMBER 1, 2001
(in thousands)

	First Quarter Ended

	August 31,	September 1,
	2002	2001

Cash flows from operating activities

Net loss	$(6,490)	$(17,005)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	2,561	4,557

Loss on disposal of assets	85	—

Cumulative effect of change in accounting principle	—	2,582

Contribution of stock to employee benefit plan	160	—

Changes in assets and liabilities:

Decrease in trade accounts receivable	403	14,156

(Increase) decrease in inventories	2,318	(5,806)

Decrease in shipped systems pending acceptance	2,796	5,218

Decrease in other current assets	914	1,030

Increase (decrease) in accounts payable	1,583	(5,275)

Decrease in deferred systems revenue	(3,486)	(11,838)

Increase in accrued liabilities	1,088	2,856

Net cash provided by (used in) operating activities	1,932	(9,525)

Cash flows from investing activities

Proceeds from sale of assets	25,000	—

Maturities of short-term investments	—	7,115

Capital expenditures	(570)	(1,169)

Other investing activities	(634)	(548)

Net cash provided by investing activities	23,796	5,398

Cash flows from financing activities

Proceeds from exercise of stock options and employee stock purchases	1,074	544

Principal payments on long-term debt	(68)	(19)

Net cash provided by financing activities	1,006	525

Effects of foreign currency rate changes on cash	299	71

Net increase (decrease) in cash and cash equivalents	27,033	(3,531)

Cash and cash equivalents at beginning of year	33,358	47,344

Cash and cash equivalents at end of quarter	$60,391	$43,813

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPEEDFAM-IPEC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(1)	BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for comprehensive financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Actual results may differ from these estimates. Operating results for the quarter ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 1, 2002.

         The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, the 2003 fiscal year ends on May 31, 2003 and contains 52 weeks whereas the 2002 fiscal year ended on June 1, 2002 and also contained 52 weeks. All references to quarters and years relate to fiscal quarters and fiscal years unless otherwise noted.

(2)	INVENTORIES

         The components of inventory were:

	August 31,	June 1,
	2002	2002

Raw materials	$21,956	$19,164

Work-in-process	10,522	11,490

Finished goods	10,022	13,891

	$42,500	$44,545

(3)	ACCRUED LIABILITIES

         Accrued liabilities are as follows:

	August 31,	June 1,
	2002	2002

Accrued warranty	$833	$804

Accrued payroll and benefits	2,736	2,310

Accrued merger, integration, and restructuring costs	1,156	1,288

Other accrued liabilities	10,209	9,502

	$14,934	$13,904

(4)	COMPREHENSIVE LOSS

         The Company’s comprehensive loss was as follows:

	First Quarter Ended

	August 31,	September 1,
	2002	2001

Net loss	$(6,490)	$(17,005)

Other comprehensive income (loss):

Unrealized loss on securities	—	(12)

Foreign currency translation adjustment	(84)	112

Comprehensive loss	$(6,574)	$(16,905)

         Accumulated other comprehensive income (loss) was as follows:

			Accumulated
	Foreign	Unrealized	Other
	Currency	Gain (Loss)	Comprehensive
	Translation	on Securities	Income (Loss)

Balance at June 1, 2002	$1,270	$—	$1,270

One quarter change	(84)	—	(84)

Balance at August 31, 2002	$1,186	$—	$1,186

Balance at June 2, 2001	$803	$24	$827

One quarter change	112	(12)	100

Balance at September 1, 2001	$915	$12	$927

(5)	BASIC EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per common share assumes the exercise of all options and warrants which are dilutive, whether exercisable or not.

         In calculating diluted net loss per common share, the dilutive effect of 28,895 and 591,772 common stock equivalent shares (determined under the treasury stock method) have been excluded for the first quarter ended August 31, 2002 and September 1, 2001, respectively, because their inclusion would have been anti-dilutive due to the net losses recorded for the periods.

(6)	BUSINESS SEGMENT INFORMATION

         The Company classifies its products into three core business segments: (i) the CMP Group, which is comprised of the Company’s development and production of chemical mechanical planarization systems; (ii) the Surface Technology Group (STG), which is comprised of the distribution of high-throughput precision surface processing equipment used in the silicon wafer industry; and (iii) the Industrial Applications Group (IAG), which is comprised of the development and production of high-throughput precision surface processing equipment used in general industrial applications. Information concerning the Company’s business segments during the first quarter ended August 31, 2002 and September 1, 2001 is as follows (in thousands):

	First Quarter Ended

	August 31,	September 1,
	2002	2001

Net sales:

CMP Group	$28,103	$32,619

Surface Technology Group	3,442	5,015

Industrial Applications Group	2,244	3,448

Total net sales to unaffiliated customers	33,789	41,082

Segment operating profit (loss):

CMP Group	(2,683)	(8,393)

Surface Technology Group	(328)	100

Industrial Applications Group	(154)	599

Total segment operating loss	(3,165)	(7,694)

General corporate expense, net	(1,551)	(5,227)

Interest expense, net	(1,774)	(1,502)

Loss before income taxes and cumulative effect of accounting changes	$(6,490)	$(14,423)

(7)	CHANGES IN ACCOUNTING PRINCIPLES

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 supersedes prior guidance and requires that goodwill no longer be amortized to earnings, but instead be annually reviewed for impairment. In addition, goodwill should be tested for impairment upon adoption of the statement. The Company early adopted

SFAS No. 142 in the first quarter of 2002 and recorded a cumulative effect of a change in accounting principle for the write-off of goodwill of ($2.6) million, or ($0.08) per share, as of the beginning of 2002 (June 3, 2001). The circumstances leading to the impairment of goodwill primarily relate to operating losses, the absence of positive cash flows and uncertainties resulting from the duration and severity of the industry downturn. The fair value of the reporting units, which correspond to the Company’s business segments, were estimated using quoted market prices.

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

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 on June 2, 2002 and it did not have a material impact on the financial position or results of operations of the Company.

(8)	SUBSEQUENT EVENTS

         On August 11, 2002, the Company entered into an Agreement and Plan of Reorganization with Novellus Systems, Inc. (Novellus), a California corporation and a leader in thin film deposition technology for the semiconductor industry. Novellus will acquire all outstanding shares of SpeedFam-IPEC in a stock-for-stock merger transaction. If the merger is completed, the Company would become a wholly-owned subsidiary of Novellus. Each share of SpeedFam-IPEC common stock outstanding as of the closing date will be converted into 0.1818 shares of Novellus common stock on a fixed exchange ratio basis. The merger is intended to qualify as a tax-free reorganization under IRS regulations. The transaction has been approved by the board of directors of both companies and is expected to formally close in the fourth calendar quarter of 2002.

(9)	RELATED PARTY TRANSACTIONS

         On June 21, 2002, the Company completed a sale-leaseback transaction of its corporate headquarters and research and development facilities in Chandler, Arizona. The purchaser/lessor is Phoenix Industrial Investment Partners, L.P. (the “Buyer”), a firm controlled by Kenneth Levy, a director of the Company. The sales price was $25.0 million.

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

         As a result of the transaction, the Company received cash proceeds of $25.0 million. The book value of buildings and improvements removed from the balance sheet in the first quarter of 2003 is $25.1 million. The loss on the sale of the buildings was immaterial.

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

         The Company’s total revenue consists of net sales of the products described above and service revenues, as well as revenue derived from the distribution by the Company in the U.S. and Europe of products manufactured by the former SpeedFam-IPEC, Co., Ltd. (the Far East Joint Venture). The Company distributes such products throughout the U.S. and Europe acting as sales agent, under a five-year agreement. Related costs to import this equipment are recorded as cost of goods sold. The Company’s CMP segment has provided the substantial majority of our revenues during the last several years. In fiscal years 2002, 2001 and 2000, the CMP Group accounted for 75%, 81% and 84% of revenues, respectively. For the quarter ended August 31, 2002, the CMP Group accounted for 83% of revenues.

         The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday nearest May 31. Accordingly, the 2003 fiscal year ends on May 31, 2003 and the 2002 fiscal year ended on June 1, 2002. All references to quarters and years relate to fiscal quarters and fiscal years unless otherwise noted.

         Beginning in 2001 and continuing into 2003, there has been a significant decrease in the worldwide demand for semiconductor capital equipment. As a result of a rapid decline in the demand for semiconductor devices, inventory buildups in telecommunications products, slower than expected personal computer sales and overall slower global economic growth, many semiconductor manufacturers reevaluated their capital spending plans. Accordingly, several of the Company’s customers rescheduled delivery or canceled existing orders. Furthermore, the Company has experienced a substantial decline in new orders. In response to industry conditions, the Company has recorded significant inventory write-downs, charges related to asset impairments and severance costs in connection with across-the-board headcount reductions. Furthermore, the Company implemented measures to reduce discretionary spending.

Recent Events

         On August 11, 2002, the Company entered into an Agreement and Plan of Reorganization with Novellus Systems, Inc., a California corporation and a leader in thin film deposition technology for the semiconductor industry. Novellus will acquire all outstanding shares of SpeedFam-IPEC in a stock-for-stock merger transaction. If the merger is completed, the Company would become a wholly-owned subsidiary of Novellus. Each share of SpeedFam-IPEC common stock outstanding as of the closing date will be converted into 0.1818 shares of Novellus common stock on a fixed exchange ratio basis. The merger is intended to qualify as a tax-free reorganization under IRS regulations. The transaction has been approved by the board of directors of both companies and is expected to formally close in the fourth calendar quarter of 2002.

Results of Operations

         The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net sales:

	First Quarter Ended

	August 31,	September 1,
	2002	2001

Net sales	100.0%	100.0%

Cost of sales	75.6	77.2

Gross margin	24.4	22.8

Research, development and engineering	23.0	30.2

Selling, general and administrative	16.9	19.8

Litigation settlement costs	—	4.3

Operating loss	(15.5)	(31.5)

Other expense, net	(3.7)	(3.7)

Loss before cumulative effect of Accounting change	(19.2)	(35.1)

Cumulative effect of accounting change	—	(6.3)

Net loss	(19.2)%	(41.4)%

         Net Sales. Net sales for the first quarter of 2003 were $33.8 million, down 18% from net sales of $41.1 million in the first quarter of 2002. Net sales of CMP products for the first quarter of 2003 totaled $28.1 million, or 83% of net sales, compared to $32.6 million, or 79% of net sales, in the first quarter of 2002. Sales of CMP systems products decreased in 2003 due to the continued slowing of worldwide demand for semiconductor manufacturing equipment caused by a rapid decline in demand for semiconductor devices. Inventory buildups in telecommunication products, slower than expected personal computer sales and slower global economic growth have caused semiconductor companies to reevaluate their capital spending plans. A number of the Company’s customers revised the timing of their capital spending, resulting in the postponement of equipment delivery and a decline in new orders and net sales.

         Upon implementation of SAB 101 in fiscal 2001, the Company recorded a non-cash charge of $36.5 million for the three quarters ended March 3, 2001 to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001, June 4, 2000. The deferred systems revenue balance at June 4, 2000, was $60.8 million. This amount is comprised of equipment that was shipped and previously recorded as revenue but had not been accepted or did not qualify for mulitple-element accounting as of June 3, 2000. In addition to deferred systems revenue, the Company recorded deferred amounts related to cost of sales totaling $21.3 million as of June 4, 2000. This amount represents costs related to shipped systems that were pending acceptance as of June 3, 2002. As of June 4, 2000, the Company also reversed accruals associated with its warranty and installation costs of $3.0 million related to shipped systems pending customer acceptance. Of the $60.8 million in deferred systems revenue, $1.3 million and $10.5 million were recognized as revenue, respectively for the quarter ended August 31, 2002 and September 1, 2001. Of the $21.3 million in deferred cost of sales $6.5 million was recognized as cost of sales for the quarter ended September 1, 2001. For the quarter ended August 31, 2002, there were no deferred costs recognized as cost of sales which were reflected in the cumulative effect of the accounting change.

         Net sales of the Surface Technology Group (STG) in the first quarter of 2003 accounted for $3.4 million, or 10% of net sales, compared to $5.0 million, or 12% of net sales, in the first quarter of 2002. During 2003, the silicon wafer market has experienced continued softness in demand due to ongoing manufacturing over-capacity caused by various factors including available capacity and increased production efficiencies due to the fact that more chips can be produced on a given wafer.

         Net sales of the Industrial Applications Group (IAG) in the first quarter of 2003 totaled $2.2 million, or 7% of net sales, compared to $3.5 million or 8% of net sales, in the first quarter of 2002.

         Gross Margin. In the first quarter of 2003, gross margin was $8.3 million, or 24% of net sales, compared to $9.4 million, or 23% of net sales, in the first quarter of 2002. The increase in gross margin as a percentage of net sales was primarily due to the product mix of systems shipped. The Company’s gross margins are below historical levels due primarily to decreased production volume resulting in lower overhead absorption on a reduced revenue base. During the industry downturn, the Company expects this trend of reduced gross margins to continue. The Company’s gross margin has significantly fluctuated in the past and will continue to fluctuate based on several factors including the severity and duration of the current industry downturn, product mix, overhead absorption levels and costs associated with the introduction of new products.

         Research, Development and Engineering. In the first quarter of 2003, research, development and engineering expenses decreased to $7.8 million, or 23% of net sales, compared to $12.4 million, or 30% of net sales, in the first quarter of 2002. Research, development and engineering expense decreased by $4.6 million or 37% as a result of certain cost cutting measures, including a reduction in headcount and discretionary spending, which were implemented by the Company in response to the industry wide downturn. The Company expects to continue investing substantial resources in research, development and engineering programs.

         Selling, General and Administrative. In the first quarter of 2003, selling, general and administrative expenses decreased to $5.7 million, or 17% of net sales, compared $8.1 million, or 20% of net sales, in the first quarter of 2002. Selling, general and administrative expense decreased by $2.4 million or 30% as a result of certain cost cutting measures, including a reduction in headcount and discretionary spending, which were implemented by the Company in response to the industry downturn.

         Litigation settlement costs. On October 5, 2001, the Company settled its outstanding litigation with MEMC. In connection with this settlement the Company agreed to pay MEMC $1.8 million.

         Other Expense, net. Other expense, net decreased to ($1.3) million during the first quarter of 2003 from ($1.5) million during the same period a year ago. This decrease primarily resulted from higher average balances in cash and cash equivalents as a result of the $25.0 million of proceeds received in connection with the Company’s sale-leaseback transaction.

         Provision for Income Taxes. At the end of the first quarter of 2003 and 2002, the Company established a valuation allowance for deferred tax assets generated by its operating losses and is in a net operating loss carry-forward position. As a result, the effective tax rate for the first quarter of 2003 and 2002 was zero. While the Company will reassess its tax situation each quarter, the Company expects that its effective tax rate will approximate zero throughout 2003.

Liquidity and Capital Resources

         As of August 31, 2002, the Company had $60.4 million in cash and cash equivalents, compared to $33.4 million at June 1, 2002. During the first quarter of 2003, the Company had $1.9 million of cash provided by operating activities compared to cash used of $9.5 million in operating activities during the same period in 2002. The difference is primarily related to a reduction in the net loss in the first quarter of 2003 as compared to the first quarter of 2001. Approximately $5.6 million of cash was provided in the first quarter of 2003 due to a decrease in working capital. The net loss of $6.5 million included non-cash items totaling $2.8 million: depreciation and amortization expense of $2.6 million; contribution of stock to employee benefit plan of $0.1 million and loss on disposal of assets of $0.1 million.

         Net cash provided by investing activities totaled $23.8 million during the first quarter of 2003 compared with net cash provided of $5.4 million during the same period in 2002. Net cash proceeds received from the sale of the Company’s corporate headquarters and research and development facilities (discussed below) provided $25.0 million and was offset by cash used for capital expenditures of $0.6 million during the first quarter of 2003. Cash provided by investing activities in the first quarter of 2002 primarily related to maturities- of short-term investments.

         Financing activities provided cash of $1.0 million during the first quarter of 2003 compared with approximately $0.5 million during the same period of 2002. The sale of stock to employees and the exercise of stock options generated proceeds of $1.1 million during the quarter ended August 31, 2002.

         On June 21, 2002, the Company completed a sale-leaseback transaction of its corporate headquarters and research and development facilities in Chandler, Arizona. As a result of the sale transaction, the Company received cash proceeds of $25.0 million. The book value of buildings and improvements removed from the balance sheet in the first quarter of 2003 was $25.1 million. The loss on the sale of the buildings was $0.1 million. The Company simultaneously entered into a 15-year lease for the buildings which contains provisions for three five-year extensions, requires minimum annual rental payments of $3.0 million and required a $0.7 million deposit which was paid at the time of closing. In addition, the Company recorded expenses related to the lease of $0.6 million at the time the transaction closed. Annual operating expenses will increase by approximately $2.4 million, reflecting the new rental payments, offset by interest income on the net proceeds and reduced depreciation expense.

         Beginning in 2001 and continuing into 2003, there was a significant decrease in the worldwide demand for semiconductor capital equipment. As a result of a rapid decline in the demand for semiconductor devices, inventory buildups in telecommunications products, slower than expected personal computer sales and overall slower global economic growth, many semiconductor manufacturers reevaluated their capital spending plans. Accordingly, several of the Company’s customers rescheduled delivery or canceled existing orders. Furthermore, the Company experienced a substantial decline in new orders. In response to industry conditions and the introduction of new products that are technologically advanced, the Company recorded significant inventory write-downs, charges related to asset impairments and severance costs related to across-the-board headcount reductions. In addition, the Company implemented measures to reduce discretionary spending.

         Due to the continuation and severity of the industry-wide downturn, the Company implemented additional cost-cutting measures during 2002, which included further decreases in discretionary spending and reductions in worldwide headcount. Despite the expected continuation of the industry-wide downturn and uncertainty associated with the introduction of new products, and taking into account the Company’s actions to restructure and downsize the Company, management believes that the Company’s current cash and investment balances will be sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures at least through May 31, 2003. However, due to significant uncertainties related to the duration and severity of the semiconductor industry downturn and overall economic conditions, the Company may require additional sources of funds in order to strengthen its working capital position. Based on discussions with various lenders, the Company believes that the sources of funds available include a line of credit facility and term debt. If the Company were to raise additional funds through the issuance of equity securities, the percentage ownership of the Company’s stockholders would be reduced. In addition, these equity securities may have rights, preferences or privileges senior to the Company’s common stock. Furthermore, the Company may need to raise additional funds in future periods through a public or private financing, or other sources, to fund working capital requirements driven by the expansion of the business during the industry’s upturn. There are no assurances that the Company will be able to consummate any of these transactions. For more detailed information, see “Certain Factors Affecting the Company’s Business,” set forth below.

         The terms of the Agreement and Plan of Reorganization with Novellus substantially limits our ability to incur indebtedness without the consent of Novellus. In addition, the merger agreement with Novellus precludes the issuance of debt or equity securities except under certain limited circumstances and only with the prior consent of Novellus. Further, we made certain covenants in the merger agreement that prevent us from entering into certain agreements and prevent us from taking certain actions without the consent of Novellus except agreements and actions that arise in the ordinary course of business and which are consistent with past practices.

Related Party Transactions

         On June 21, 2002, the Company completed a sale-leaseback transaction of its corporate headquarters and research and development facilities in Chandler, Arizona. The Company was assisted by a national real estate consulting firm, which obtained 12 qualified offers from across the United States on behalf of the Company. The winning offer was made by Phoenix Industrial Investment Partners, L.P. (the “Buyer”), a firm controlled by Kenneth Levy, a director of the Company, in a competitive arms’ length bidding process. The offer was approved by the independent directors of the Company, based in large part on the opinion of the Company’s outside real estate consulting firm that it was superior to all other offers. In this regard, the Buyer’s $25.0 million cash purchase price offered the highest net proceeds and the most favorable net present value. Moreover, the offer did not require a financing contingency.

         In connection with the sale of the buildings, the Company has simultaneously entered into a 15-year lease for the buildings. The lease, which has been accounted for as an operating lease in accordance with SFAS No. 13, “Accounting for Leases”, contains provisions for three five-year extensions and requires minimum annual rental payments of $3.0 million.

         As a result of the transaction, the Company received cash proceeds of $25.0 million. The book value of buildings and improvements removed from the balance sheet in the first quarter of 2003 is $25.1 million. The loss on the sale of the buildings and improvements was $0.1 million.

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

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 on June 2, 2002 and it did not have a material impact on the financial position or results of operations of the Company.

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

         Contractual cash obligations and commitments relating to debt, lease payments and commercial commitments are as follows (in thousands):

		Operating	Commercial
	Debt	Leases(1)	Commitments

Through August 2003	$48	$4,504	$6,845

September 2003 to August 2006	115,057	10,787	—

September 2006 to August 2008	—	6,669	—

Thereafter	—	32,337	—

Total	$115,105	$54,297	$6,845

(1)	Reported amounts for operating leases have been reduced for income from subleases. Sublease income is as follows: $2,326 through August 2003, $7,584 September 2003 to August 2006; $5,097 September 2006 to August 2008; $8,822 thereafter.

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

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value techniques should be used to measure the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. SpeedFam-IPEC claims the protection of the safe-harbor for forward-looking statements contained in those Sections. These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this report relate to, but are not limited to: (i) SpeedFam-IPEC’s expectation that the merger with Novellus will close; (ii) the continuation of the trend in reduced or fluctuating gross margins; (iii) the continuation of investment in research, development, and engineering programs; (iv) SpeedFam-IPEC’s expectation that its effective tax rate will approximate zero throughout 2003; (v) SpeedFam-IPEC’s expectation that the industry-wide downturn in the semiconductor industry will continue; and (vi) management’s belief that current cash and investment balances along with cash generated through operations will be sufficient to meet the Company’s cash needs or that sources of additional financings may be available. Forward-looking statements involve risks, uncertainties and other factors that may cause actual results, performance or achievements of SpeedFam-IPEC to be materially different from those expressed or implied by such forward-looking statements. Factors that could affect SpeedFam-IPEC’s results and cause them to materially differ from those contained in the forward-looking statements include those listed below under the heading “Certain Factors Affecting the Company’s Business.” Forward-looking statements speak only as of the date the statement was made. SpeedFam-IPEC does not undertake and specifically declines any obligation to update any forward-looking statements.

CERTAIN FACTORS AFFECTING THE COMPANY’S BUSINESS

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

         We are using substantial cash reserves to fund operations during the industry downturn, and there can be no assurance we will be able to achieve positive cash flow in the foreseeable future. Although during the first quarter of 2003, we generated $1.9 million in cash from operating activities, we remained cash flow negative. We are currently exploring options to generate positive cash flow, including continued reduction in operating expenses. However, we continue to experience depressed revenues and orders and we are unable to determine when increasing demand for our products will resume, if ever. Accordingly, we can provide no assurances that we will achieve a positive cash flow position in the future or obtain or generate sufficient cash proceeds from financings to sustain our operations.

         Our common stock may be delisted by Nasdaq if we do not comply with its listing maintenance requirements. Our common stock is listed on the Nasdaq National Market. We are currently in compliance with Nasdaq’s continued listing requirements. However, if the price of our common stock falls below $3.00 for 30 consecutive days and if our stockholder’s equity falls below $10.0 million, or if we are not otherwise able to demonstrate to Nasdaq our ability to comply with its other listing standards, our shares of common stock might be delisted. A delisting is likely to make the price of our common stock fall steeply. This lack of liquidity also could make it more difficult for us to raise capital in the future. As of August 31, 2002 our stockholders equity was $8.5 million and our stock price as quoted on Nasdaq was $3.71 per share as of September 30, 2002.

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

         In particular, we must succeed in selling CMP equipment for leading-edge technologies such as 300 millimeter wafer processing, 0.13 micron and below processing, and copper applications in order to increase our cash flows and maintain market share. To compete for market share in these leading-edge technologies, we must enter into qualification contests that will result in manufacturers choosing a line of equipment and purchasing such equipment in volume. To date, we have not won any qualification contests for our 300 millimeter tool. If we fail to win qualification contests for 300 millimeter, 0.13 micron and below processing, and copper applications, we may experience difficulty achieving volume sales of Momentum and Momentum300 equipment to semiconductor manufacturers, which would adversely affect revenues and cash flows.

         The rollout of Momentum and Momentum300 may be slowed due to:

•	continuation of the semiconductor industry downturn;

•	manufacturing problems;

•	unforeseen technical problems with the Momentum or Momentum300 product itself;

•	changes in the CMP marketplace that differ from our expectations; or

•	competitive factors.

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

         Our dependence on selling a small number of high-priced machines to a small number of major customers may lead to reduced revenues and profits should our customers delay or cancel delivery orders. We derive a significant portion of our revenue from the sale of a relatively small number of high-priced CMP systems to a select group of CMP customers. The following customers each represented more than 10% of SpeedFam-IPEC’s revenues for the fiscal years indicated: Intel Corporation and United Microelectronics for the fiscal year ended June 1, 2002; Intel Corporation, United Microelectronics and Silterra Malaysia Sdn. Bhd for the fiscal year ended June 2, 2001; and Intel Corporation and United Microelectronics for the fiscal year ended June 3, 2000. The loss of a significant customer or a substantial reduction in orders by any significant customer, including reductions due to customer departures from previous buying patterns, would damage our business and results of operations. Moreover, we are subject to the credit risk of our customers. Consequently, if any one of our significant customers delays payment or is unable to pay, our financial condition and business would be affected.

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

         The downturn in the semiconductor industry has led and may continue to lead to decreased revenues. Beginning in 2001 and continuing into 2003, slowing worldwide demand for semiconductors resulted in significant inventory buildups for semiconductor companies and a rapid decline in demand for semiconductor manufacturing equipment. Presently, we have little visibility regarding how long the semiconductor industry downturn will last or how severe the downturn will be. During fiscal 2002, we experienced cancellations and suspensions of orders for our products and a significant decrease in orders. If the downturn continues or worsens, we may experience additional cancellations and/or suspensions of orders for our products and a continuing slowdown in orders.

         Our quarterly results of operations could fluctuate due to factors outside of our control, which may cause fluctuations and a corresponding decrease to the price of our securities. Our quarterly operating results may fluctuate for reasons that are not within our control, including:

•	industry demand for our products, which depends on economic conditions in the semiconductor and silicon wafer markets;

•	timing of new product introductions and market acceptance of new or enhanced versions of our or our customers’ products;

•	ability to develop and implement new technologies in a timely fashion to meet market demand;

•	the health of other industries on which we are directly or indirectly dependant, such as the personal computer, telecommunications and electronics industries;

•	consolidation in the chip manufacturing industry;

•	the actions of our competitors;

•	timing, cancellation or delay of customer orders, shipments and acceptance;

•	unexpected costs associated with sales and service of the CMP tools and processes; and

•	foreign currency exchange rates.

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

         International sales accounted for 63% of our total revenue in the first quarter of 2003, 64% for 2002 and 61% for 2001. We expect that international sales will continue to account for a significant portion of total revenue in future periods. If international sales are adversely effected as a result of any of the foregoing risks or uncertainties, our cash flows and financial condition would be similarly effected.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

         For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 1, 2002.

ITEM 4. Controls and Procedures.

         Based on the evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and forms.

         There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

See Exhibit Index

(b)	Reports on Form 8-K.

         A report on Form 8-K, Item 2 was filed on June 27, 2002 concerning the completion of the Company’s sale/leaseback transaction.

         A report on Form 8-K, Item 5 was filed on August 13, 2002 concerning the execution of an Agreement and Plan of Reorganization pursuant to which SpeedFam-IPEC will become a wholly-owned subsidiary of Novellus Systems, Inc. through the merger of a wholly-owned subsidiary of Novellus with and into SpeedFam-IPEC. The consummation of the merger is contingent upon receiving requisite approval of SpeedFam-IPEC shareholders.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ J. Michael Dodson

Date: October 15, 2002	By J. Michael Dodson Secretary and Chief Financial Officer (Principal Financial Officer)

/s/ G. Michael Latta

Date: October 15, 2002	By G. Michael Latta Corporate Controller (Principal Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Richard J. Faubert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SpeedFam-IPEC, Inc. (the reigstrant);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Richard J. Faubert

Richard J. Faubert
Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, J. Michael Dodson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SpeedFam-IPEC, Inc. (the registant);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ J. Michael Dodson

J. Michael Dodson
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

*3.1	Articles of Incorporation of SpeedFam-IPEC, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 2, 2002 (File No. 0-26784))

*3.2	By-laws of SpeedFam-IPEC, Inc. (incorporated by Reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended March 2, 2002 (File No. 0-26784))

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.